Form 10QSB
period 2006-12-31
Deerfield Resources, Ltd.
filed 2007-02-20
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended December 31, 2006

Commission File Number 333-139660

DEERFIELD RESOURCES, LTD.

(Name of small business issuer in its charter)

Nevada                                                 98-0506246

                                                                                                      (State of                                               (IRS Employer

                                                                                                   Incorporation)                                           (ID Number)

513 Mariners Way

Collingwood, Ontario, Canada L9Y 5C7

(905) 881-8920

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No _____

There were 3,000,000 shares of Common Stock issued and outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format: Yes No __X__

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended September 30, 2006, previously filed in a Form SB-2 with the Securities and Exchange Commission.

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006

Unaudited

Deerfield Resources, Ltd. (An Exploration Stage Company)
Interim Balance Sheet
As at December 31,

2006 (Unaudited)

ASSETS
Current Assets
Cash	$11,146
Prepaid legal fees	2,228
Total Current Assets	13,374

TOTAL ASSETS	$13,374

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	$-

STOCKHOLDERS' EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	22,000
Deficit accumulated during the exploration stage	(11,626)
Total Stockholders' Equity	13,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,374

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Operations

	Three Months Ended December 31, 2006 (Unaudited)	Cumulative from Inception (June 21, 2006) to December 31, 2006 (Unaudited)

REVENUES:	$-	$-

OPERATING EXPENSES:
Mineral property costs	5,000	5,000
Professional fees	5,488	6,232
General and administrative expenses	166	394
Total Operating Expenses	10,654	11,626

OTHER INCOME AND EXPENSE	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(10,654)	$(11,626)

Basic and Diluted Loss per Common Share	$(0.004)

Weighted Average Number of Common Shares Outstanding	3,000,000

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Interim Statement of Changes in Stockholders' Equity
For the Period of Inception (June 21, 2006) to December 31, 2006

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006 (audited)	3,000,000	3,000	22,000	(972)	24,028

Loss for the period	-	-	-	(10,654)	(10,654)
Balance, December 31, 2006 (unaudited)	3,000,000	$3,000	$22,000	$(11,626)	$13,374

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

	Three Months Ended December 31, 2006	Cumulative from Inception (June 21, 2006) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,654)	$(11,626)
Decrease (increase) in prepaid legal fees	2,028	(2,228)
Net cash used in operating activities	(8,626)	(13,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	25,000
Net cash provided by financing activities	-	25,000

Net increase (decrease) in cash and cash equivalents	(8,626)	11,146

Cash and cash equivalents - beginning of period	19,772	-

Cash and cash equivalents - end of period	$11,146	$11,146

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financials.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006

1. Organization

Deerfield Resources, Ltd. (the "Company") was incorporated on June 21, 2006 in the State of Nevada, U.S.A. It is based in Collingwood, Ontario, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties. The Company has the right to conduct exploration work on six mineral mining claims in White Bay, Newfoundland, Canada and has not yet determined whether these properties contain reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2. Significant Accounting Policies

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,146 in cash and cash equivalents at December 31, 2006.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on June 21, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006

2. Significant Accounting Policies - Continued

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company's functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded for the period ended December 31, 2006.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006

2. Significant Accounting Policies - Continued

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006

2. Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company's future financial reporting when applicable.

3.    Stockholders' Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

On June 27, 2006 and August 1, 2006, the Company issued 1,000,000 common shares at $0.005 per share and 2,000,000 common shares at $0.01 per share, respectively, resulting in total proceeds of $25,000 and 3,000,000 common shares issued and outstanding at December 31, 2006. These shares were issued to directors and officers of the Company.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

4. Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through December 31, 2006 of approximately $11,626 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $4,069 were offset by the valuation allowance.

Deerfield Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006

5. Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland Canada (the Property) for $40,000. Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid) $ 5,000

On or before October 10, 2007   5,000

On or before October 10, 2008 10,000

On or before October 10, 2009 10,000

On or before October 10, 2010 10,000

TOTAL                                $ 40,000

In addition to the property payments, the Company is required to incur $50,000 of exploration work on the property over four years and to pay a 3% royalty on all mineral commodities sold from the property. This royalty shall be reduced to 1.5% upon payment to the vendor of $1,000,000 USD at any time. The vendor has recommended a work program of $15,000, which will be part of the expenditure commitment and must be completed in the first year. The program consists of surveying a control grid, soil and rock chip sampling and geological mapping.

During the three months ended December 31, 2006, the Company made total property option payments of $5,000 as outlined by the Agreement. As of December 31, 2006, no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of December 31, 2006, the Company met these obligations.

  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has working capital of $13,374 and an accumulated deficit of $11,626. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

Our cash in the bank at December 31, 2006 was $11,146. In order to satisfy our cash requirements we are required to complete our offering of up to 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on January 12, 2007.

For the period from inception (June 21, 2006) to December 31, 2006, we had no revenues and incurred net operating losses of $11,626, consisting of mineral property expenses for the property option and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through December 31, 2006 was $25,000, raised from the private sale of stock to our officers and directors.

Plan of Operation

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money in our offering under the SB2 Registration Statement, we believe it, together with the $25,000 cash received from the directors for the purchase of shares, will last a minimum of twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in White Bay, Newfoundland, Canada and is called the "O'Sullivan Property."

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of December 31, 2006 and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals that are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our offering under the SB-2 Registration Statement. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the mining claims under the direction of ASK Prospecting and Guiding, Inc.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities, because whatever is located under adjoining property may or may not be located under our property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an initial exploration program consisting of trenching around high-grade (AU) boulders to try and source mineralized material in bedrock. Approximately 100 rock chip samples will be taken. All samples will be boxed and shipped to Accurassay Laboratories for analysis. We estimate the total time to complete the project would be approximately four weeks including analysis. The objective of this work would be to determine if there is an economically recoverable gold resource that has been overlooked on this property. This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

Based upon the results of the exploration, Mr. McDonald and Mr. Ryan will determine, in consultation with our consultants, if the property is to be dropped or further exploration on the Property is deemed necessary. Mr. McDonald and Mr. Ryan will not receive fees for their services.

The proceeds from our offering under the SB2 Registration Statement are designed to fund the costs of the initial exploration program recommended by ASK Prospecting and Guiding, Inc.

We estimate the cost of the proposed work program to be $15,000. This is comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes. We estimate it will take up to four weeks to complete the program. We will begin the program after the completion of the offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering under the SB2 Registration Statement will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our offering under our Registration Statement on Form SB2. We cannot guarantee that we will be able to raise enough money through that offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At the present time, we have not made any arrangements to raise additional cash, other than under the SB-2 Registration Statement. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our offering under the SB2 Registration Statement will allow the Company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing 6 claims. The property is staked and we expect to start exploration operations after completion of the offering under SB2 Registration Statement, weather permitting. As of December 31, 2006 we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception we have issued 3,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. 1,000,000 common shares were sold in June 2006 and 2,000,000 common shares were sold in August 2006. The purchase price of the shares was $25,000. This was accounted for as an acquisition of shares in exchange of cash.

As of December 31, 2006, our total assets were $13,374 and our total liabilities were $0.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,146 in cash and cash equivalents at December 31, 2006.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in June 21, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company's functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded for the period ended December 31, 2006.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Changes in Internal Controls

There were no significant changes in the Company's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Deerfield Resources, Ltd. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Deerfield Resources, Ltd. has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-137481, at the SEC website atwww.sec.gov:

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31.1 Sec. 302 Certification of Principal Executive Officer

32.1 Sec. 906 Certification of Principal Executive Officer

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2007 Deerfield Resources, Ltd., Registrant

By:

/s/   Paul McDonald

Paul McDonald, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

February 20, 2007                                                                 Deerfield Resources, Ltd., Registrant

By:

/s/ Paul McDonald

Paul McDonald, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer