Form 10QSB
period 2007-03-31
Deerfield Resources, Ltd.
filed 2007-05-14
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended March 31, 2007

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

Yes X                     No _____

There were 3,000,000 shares of Common Stock issued and outstanding as of March 31, 2007.

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

MARCH 31, 2007

Unaudited

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Balance Sheet
As at March 31, 2007 (Unaudited)

ASSETS
Current Assets
Cash	$10,169
Prepaid legal fees	1,320
Funds held in trust (note 3)	43,500
Total Current Assets	54,989

TOTAL ASSETS	$54,989

LIABILITIES AND STOCKHOLDERS' EQUTIY

LIABILITIES
Current Liabilities
Share subscriptions received in advance (note 3)	$43,500
Total Current Liabilities	43,500

TOTAL LIABILITIES	$43,500

STOCKHOLDERS' EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	22,000
Deficit accumulated during the exploration stage	(13,511)
Total Stockholders' Equity	11,489

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,989

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

			Cumulative
			from Inception
	Three Months	Six Months	(June 21, 2006)
	Ended March 31,	Ended March 31,	to March 31,
	2007	2007	2007
Income	$ -	$ -	$ -

Expenses
Mineral property costs	-	5,000	5,000
Professional fees	1,733	7,221	7,965
Office and administrative	152	318	546
Total Operating Expenses	1,885	12,539	13,511

Other Income (Expense)	-	-	-

Net Loss Applicable to Common Shares	$ (1,885)	$ (12,539)	$ (13,511)

Basic and Diluted Loss per Common Share	$ (0.001)	$ (0.004)

Weighted Average Number of
Common Shares Outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Statement of Changes in Stockholders' Equity For the Period of Inception (June 21, 2006) to March 31, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006 (audited)	3,000,000	3,000	22,000	(972)	24,028

Loss for the period	-	-	-	(10,654)	(10,654)
Balance, December 31, 2006 (unaudited)	3,000,000	3,000	22,000	(11,626)	13,374

Loss for the period	-	-	-	(1,885)	(1,885)
Balance, March 31, 2007 (unaudited)	3,000,000	$3,000	$22,000	$(13,511)	$11,489

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)
		Cumulative
		from Inception
	Six Months	(June 21, 2006) to
	Ended March 31,	March 31,
	2007	2007

Operating Activities
Loss for the period	$ (12,539)	$ (13,511)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	2,936	(1,320)
Net cash used in operating activities	(9,603)	(14,831)

Investing Activities	-	-

Net cash used in investing activities	-	-

Financing Activities
Issuance of common stock for cash	-	25,000
Share subscriptions received in advance	43,500	43,500
Net cash provided by financing activities	43,500	68,500

Net Increase in Cash and Cash Equivalents	33,897	53,669
Cash and Cash equivalents - Beginning of period	19,772	-
Cash and Cash Equivalents - End of Period	$ 53,669	$ 53,669

Cash and Cash Equivalents Consists of:
Cash	$ 10,169	$ 10,169
Funds held in trust	43,500	43,500
	$ 53,669	$ 53,669

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financials.

Deerfield Resources, Ltd. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $53,669 ($43,500 held in trust) in cash and cash equivalents at March 31, 2007.

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

Deerfield Resources, Ltd. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2007

2. Significant Accounting Policies - Continued

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

No significant realized exchange gain or losses were recorded for the period ended March 31, 2007.

Deerfield Resources, Ltd. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2007

2. Significant Accounting Policies - Continued

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

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

Deerfield Resources, Ltd. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2007

2. Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

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

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company's future financial reporting when applicable.

Deerfield Resources, Ltd. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2007

  Stockholders' Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

On June 27, 2006 and August 1, 2006, the Company issued 1,000,000 common shares at $0.005 per share and 2,000,000 common shares at $0.01 per share, respectively, resulting in total proceeds of $25,000 and 3,000,000 common shares issued and outstanding at March 31, 2007. These shares were issued to directors and officers of the Company.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

Share subscriptions received in advance

Prior to March 31, 2007 the Company has received subscriptions for 1,087,500 shares from independent investors at $0.04 per share for total amounts of $43,500. Since these funds are to be returned to the subscribers if the minimum of 1,250,000 shares is not sold (for proceeds of $50,000), the $43,500 is therefore classified as a liability (share subscriptions received in advance) in the Company's records.

4. Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through March 31, 2007 of approximately $13,511 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $4,700 were offset by a valuation allowance, which increased by approximately $4,000 during the six months ended March 31, 2007.

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

TOTAL                                                                                                        $            40,000\

Deerfield Resources, Ltd. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2007

5. Mineral Property Costs - continued

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

During the six months ended March 31, 2007, the Company made total property option payments of $5,000 as outlined by the Agreement. As of March 31, 2007, no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of March 31, 2007, the Company met these obligations.
  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has working capital of $11,489 and an accumulated deficit of $13,511. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Results of Operations

Our cash in the bank at March 31, 2007 was $53,669 (of which $43,500 is being held in trust). In order to satisfy our cash requirements we are required to complete our offering of up to 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on January 12, 2007. Prior to March 31, 2007, we received subscriptions totaling $43,500; these were classified as subscriptions received in advance liabilities, as we are required to raise a minimum of $50,000 from this offering.

For the period from inception (June 21, 2006) to March 31, 2007, we had no revenues and incurred net operating losses of $13,511, consisting of mineral property expenses for the property option and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through March 31, 2007 was $68,500, raised from the private sale of stock to our officers and directors and to subscriptions received under our SB-2 offering. Of this $68,500, $43,500 are being held in trust, by the Company, please refer to Note 3 of our financial statements.

Plan of Operation

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money in our offering under the SB-2 Registration Statement, we believe it, together with the $25,000 cash received from the directors for the purchase of shares, will last a minimum of twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in White Bay, Newfoundland, Canada and is called the "O'Sullivan Property."

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of March 31, 2007 and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

The proceeds from our offering under the SB-2 Registration Statement are designed to fund the costs of the initial exploration program recommended by ASK Prospecting and Guiding, Inc.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering under the SB-2 Registration Statement will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our offering under our Registration Statement on Form SB-2. We cannot guarantee that we will be able to raise enough money through that offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At the present time, we have not made any arrangements to raise additional cash, other than under the SB-2 Registration Statement. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our offering under the SB-2 Registration Statement will allow the Company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing 6 claims. The property is staked and we expect to start exploration operations after completion of the offering under our SB-2 Registration Statement, weather permitting. As of March 31, 2007 we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception we have issued 3,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. 1,000,000 common shares were sold in June 2006 and 2,000,000 common shares were sold in August 2006. The purchase price of the shares was $25,000. Prior to March 31, 2007 we have received subscriptions for 1,087,500 shares from independent investors at $0.04 per share for total amounts of $43,500. Since these funds are to be returned to the subscribers if the minimum of 1,250,000 shares are not sold (for proceeds of $50,000), the $43,500 is therefore classified as a liability (share subscriptions received in advance) in the Company's records.

As of March 31, 2007, our total assets were $54,989 and our total liabilities were $43,500.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $53,669 ($43,500 held in trust) in cash and cash equivalents at March 31, 2007.

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

No significant realized exchange gain or losses were recorded for the period ended March 31, 2007.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-137481, at the SEC website at www.sec.gov:

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

May 14, 2007                                                         Deerfield Resources, Ltd., Registrant

                                                                               By:   /s/ Paul McDonald

                                                                               ______________________________

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

May 14, 2007                                                         Deerfield Resources, Ltd., Registrant

                                                                               By:   /s/ Paul McDonald

                                                                               ______________________________

                                                                               Paul McDonald, Director, President,

                                                                               Treasurer, Principal Executive Officer,

                                                                               Principal Financial Officer