Form 10QSB
period 2007-06-30
Deerfield Resources, Ltd.
filed 2007-08-13
CIK 1382702

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – Deerfield Resources, Ltd. Form 10QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended June 30, 2007

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

Yes      X

No  _____

There were 4,630,000 shares of Common Stock issued and outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format:   Yes

No __X__

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the period ended September 30, 2006 included in a Form SB-2 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 26, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2007.

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

Unaudited

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Balance Sheet
As at June 30, 2007 (Unaudited)

ASSETS
Current Assets
Cash	$72,034
Prepaid legal fees	973
Total Current Assets	73,007

TOTAL ASSETS	$73,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$-
Total Current Liabilities	-

TOTAL LIABILITIES	$-

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 4,630,000 shares issued and outstanding	4,630
Additional paid-in capital	85,570
Deficit accumulated during the exploration stage	(17,193)
Total Stockholders’ Equity	73,007

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,007

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

			Cumulative
			from Inception
	Three-Months	Nine-Months	(June 21, 2006)
	Ended June 30,	Ended June 30,	to June 30,
	2007	2007	2007
Income	$ -	$ -	$ -

Expenses
Mineral property costs	-	5,000	5,000
Professional fees	4,148	11,369	12,113
Office and administrative	134	452	680
Total Operating Expenses	4,282	16,821	17,793

Other Income (Expense)	600	600	600

Net Loss Applicable to Common Shares	$ (3,682)	$ (16,221)	$ 17,193)

Basic and Diluted Loss per Common Share	$ (0.001)	$ (0.005)

Weighted Average Number of
Common Shares Outstanding	4,436,333	3,475,257

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity For the Period of Inception (June 21, 2006) to June 30, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006 (audited)	3,000,000	3,000	22,000	(972)	24,028

Common shares issued for cash at $0.04 per share	1,630,000	1,630	63,570	-	65,200
Loss for the period	-	-	-	(16,221)	(16,221)
Balance, June 30, 2007 (unaudited)	4,630,000	$4,630	$85,570	$(17,193)	$73,007

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)
		Cumulative
		from Inception
	Nine-Months	(June 21, 2006) to
	Ended June 30,	June 30,
	2007	2007

Operating Activities
Loss for the period	$ (16,221)	$ (17,193)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	3,283	(973)
Net cash used in operating activities	(12,938)	(18,166)

Investing Activities	-	-

Net cash used in investing activities	-	-

Financing Activities
Issuance of common stock for cash	65,200	90,200
Net cash provided by financing activities	65,200	90,200

Net Increase in Cash and Cash Equivalents	52,262	72,034
Cash and Cash equivalents – Beginning of period	19,772	-
Cash and Cash Equivalents – End of Period	$ 72,034	$ 72,034

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2007

1.    Organization

Deerfield Resources, Ltd. (the “Company”) was incorporated on June 21, 2006 in the State of Nevada, U.S.A.  It is based in Collingwood, Ontario, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company has the right to conduct exploration work on six mineral mining claims in White Bay, Newfoundland, Canada and has not yet determined whether these properties contain reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2.

Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $72,034 in cash and cash equivalents at June 30, 2007.

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

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2007

 2.

Significant Accounting Policies – Continued

amortized using the units-of-production method over the estimated life of the probable reserve.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Months Ended	Nine-Months Ended
	June 30, 2007	June 30, 2007

Net loss	$(3,682)	$(16,221)

Weighted average common shares
outstanding (Basic)	4,436,333	3,475,257
Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	4,436,333	3,475,257

Net loss per share (Basic and Diluted)	$(0.001)	$(0.005)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2007

2.

Significant Accounting Policies – Continued

component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded for the period ended June 30, 2007.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Recent Accounting Pronouncements

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2007

2.

Significant Accounting Policies – Continued

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of

FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

Recent Accounting Pronouncements - Continued

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (June 21, 2006), the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share, and 1,630,000 common shares at $0.04 per share, resulting in total proceeds of $90,200 and 4,630,000 common shares issued and outstanding at June 30, 2007.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,630,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2007

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through June 30, 2007 of approximately $17,193 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $6,000 were offset by a valuation allowance, which increased by approximately $5,700 during the nine-months ended June 30, 2007.

5.    Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the Property) for $40,000.  Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid)

$

5,000

On or before October 10, 2007

5,000

On or before October 10, 2008

10,000

On or before October 10, 2009

10,000

On or before October 10, 2010

10,000

TOTAL

$

40,000

In addition to the property payments, the Company is required to incur $50,000 of exploration work on the property over four years and to pay a 3% royalty on all mineral commodities sold from the property.  This royalty shall be reduced to 1.5% upon payment to the vendor of $1,000,000 USD at any time.  The vendor has recommended a work program of approximately $15,000, which will be part of the expenditure commitment and must be completed in the first year.  The program consists of surveying a control grid, soil and rock chip sampling and geological mapping.

During the nine-months ended June 30, 2007, the Company made total property option payments of $5,000 as outlined by the Agreement. As of June 30, 2007, no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of June 30, 2007, the Company met these obligations.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2007

6.    Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2007, the Company has working capital of $73,007 and an accumulated deficit of $17,193.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our cash in the bank at June 30, 2007 was $72,034. In order to satisfy our cash requirements we are required to complete our offering of up to 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on January 12, 2007.  Prior to June 30, 2007, we received subscriptions totaling $65,200 (1,630,000 common shares).

For the period from inception (June 21, 2006) to June 30, 2007, we had no revenues and incurred net operating losses of $17,193, consisting of mineral property expenses for the property option and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through June 30, 2007 was $90,200, $25,000 raised from the private sale of stock to our officers and directors and $65,200 from subscriptions received from independent investors under our SB-2 offering.

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

The property is located in White Bay, Newfoundland, Canada and is called the “O’Sullivan Property.”

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves.  As we have completed our offering, we have selected ASK Prospecting and Guiding, Inc. as our consultant.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property.   If we are unable to raise enough money through our initial public offering to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals that are found can be economically extracted and profitably processed.

The property is undeveloped raw land.  Although the Company has sufficient funds to begin exploration, exploration and surveying has not been initiated and will not be initiated until we raise money in our offering under the SB-2 Registration Statement. Once the offering is concluded, we intend to start exploration operations. To our knowledge, except as noted herein, the property has never been mined.  The only event that has occurred is the locating and the recording of the mining claims under the direction of ASK Prospecting and Guiding, Inc.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

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

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations.

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

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our offering under our Registration Statement on Form SB-2.  We have registered to raise a maximum of $80,000 from the sale of 2,000,000 common shares at $0.04 per share, of which we have sold 1,630,000 shares and have raised $65,200. We cannot guarantee that we will be able to raise enough money through that offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus.  If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

We acquired one property containing 6 claims. The property is staked and we expect to start exploration operations after completion of the offering under SB-2 Registration Statement, weather permitting.   As of June 30, 2007 we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception we have issued a total of 4,630,000 common shares; 3,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933; 1,000,000 common shares were sold in June 2006; and 2,000,000 common shares were sold in August 2006.  The purchase price of the shares was $25,000.   Prior to June 30, 2007 we have received subscriptions for 1,630,000 shares from independent investors at $0.04 per share for total amounts of $65,200.

As of June 30, 2007, our total assets were $73,007 and our total liabilities were $nil.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $72,034 in cash and cash equivalents at June 30, 2007.

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

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Months Ended	Nine-Months Ended
	June 30, 2007	June 30, 2007

Net loss	$(3,682)	$(16,221)

Weighted average common shares
outstanding (Basic)	4,436,333	3,475,257
Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	4,436,333	3,475,257

Net loss per share (Basic and Diluted)	$(0.001)	$(0.005)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded for the period ended June 30, 2007.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

PART II – OTHER INFORMATION

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

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2007

Deerfield Resources, Ltd., Registrant

By:

/s/ Paul McDonald

______________________________

Paul McDonald, Director, President,

Secretary, Treasurer, Principal Executive Officer,

and Principal Financial Officer