Form 10KSB
period 2007-09-30
Deerfield Resources, Ltd.
filed 2007-12-27
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934        For the fiscal year ended   September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DEERFIELD RESOURCES, LTD.
(Exact name of small business issuer in its charter)

Nevada	333-139660	98-0506246
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

513 Mariners Way, Collingwood, ON Canada L9Y 5C7
(Address of principal executive office)

Issuer’s telephone number: (416) 579-3034

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☒ Yes☐ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $65,200 (1,630,000 common shares sold @ $0.04 per share)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 30, 2007, the issuer had 4,630,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

  3

Item 2.

Description of Property

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Securities Holders

12

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters

13

And Small Business Issuer Purchases of Equity Securities

Item 6.

Management’s Discussion and Analysis or Plan of Operation

14

Item 7.

Financial Statements

21

Item 8.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

33

Item 8A.

Controls and Procedures

33

Item 8B

Other Information

33

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance with Section 16(a) of the

Exchange Act.

34

Item 10.

Executive Compensation

36

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

39

Item 12.

Certain Transactions and Related Transactions, and Director

Independence

39

Item 13.

Exhibits

40

Item 14.

Principal Accountant Fees and Services

40

Signatures

42

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our business, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1 – DESCRIPTION OF BUSINESS.

Business Development

Deerfield Resources, Ltd. (“Deerfield”, “The Company”) was incorporated in the State of Nevada on June 21, 2006.  Deerfield has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves, which are not in either the development or production stage. We have conducted preliminary exploration activities on the O’Sullivan Property claims, White Bay, Newfoundland, Canada.  We maintain our statutory registered agent's office at Corporate Direct, Inc., 2248 Meridian Boulevard, Ste. H, Minden, NV 89423 and our business office is located at 513 Mariners Way, Collingwood, Ontario, Canada L9Y 5C7. Our mailing address is 2637 East Atlantic Blvd., Suite 187, Pompano Beach, FL 33062. Our telephone number is (416) 579-3034.   The offices of the company are at the residence of one of our directors, Paul McDonald, which are provided to us rent free.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

On October 10, 2006, we executed a Mineral Claim Purchase Agreement (the “Purchase Agreement”) with ASK Prospecting & Guiding Inc. (“ASK”), an unrelated third party that holds title to the property.  Under the terms of the Purchase Agreement, we have the right to explore for gold on the O’Sullivan Property. The property is comprised of 6 mining claims in White Bay, Newfoundland, Canada.   The terms of the Purchase Agreement provide that we will pay ASK $5,000 upon signing and transfer of title, which we have.  An additional $5,000 is due one year from signing, which we have paid, an additional $10,000 two years after signing, $10,000 three years after signing, and a final payment of $10,000 four years after signing, for total payments of $40,000.  We are also required to make exploration expenditures of $50,000 over four years and pay to ASK a royalty of 3% on all mineral commodities sold from the claims, which will be reduced to 1.5% upon payment to ASK of $1,000,000 at any time.

We may terminate the Purchase Agreement upon giving thirty (30) days notice. The property is subject to the rules and regulations of the Department of Natural Resources of Newfoundland and Labrador.  We will be exploring for mineralized material.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  The Purchase Agreement grants us the right to enter the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

We will be responsible for payment of any taxes and maintenance fees due to the Department of Natural Resources of the province of Newfoundland & Labrador.  The fees or required minimum amount of work for 2007 was $2,700.  No fees were required to be paid, as we performed approximately $22,000 in work on the property.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

The Purchase Agreement calls for title of the mineral claims to be transferred to Deerfield.  Deerfield is required to return the claims to ASK in the event that is does not fulfill the terms of the Purchase Agreement.

There is an abundance of water in the area, if required for exploration, and a major hydro-electric line runs through the property.

The property is unencumbered and there are no competitive conditions that affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary, since the property is unimproved and contains no buildings or improvements.

To date we have done only preliminary exploration work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists on the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

The Company retained Kevin Keats of ASK Prospecting & Guiding Inc., to do a work program based on his recommendations in his report to Deerfield, for the O’Sullivan Claims, White Bay, Newfoundland.  Mr. Keats recommended a program of geologist mapping, and trenching.  The estimated cost of the program was approximately $15,000, and the actual amount that was paid in August and October, 2007 was $22,150.  The program was started in August, 2007, and the samples were assayed by Accurrassay Laboratories, of Thunder Bay, Ontario.

Claims

The property consists of 6 mining claims, NTS Map Sheet 12H/15 – White Bay, Newfoundland, Canada.  The fees payable to the Department of Natural Resources of Newfoundland and Labrador to keep the claims valid are minimal and are paid up to date.

Mineral claim identification

O’Sullivan property License 7924M – 6 Mining Claims – NTS Map Sheet 12H/15 -White Bay, Newfoundland, Canada.

Beginning at the northeast corner, UTM coordinates of 5520500 N, 510500 E of zone 21, thence south 1000 meters, thence west 500 meters, thence south 500 meters, thence west 500   meters, thence north 500 meters, thence west 500 meters, thence north 500 meters, thence east   500 meters, thence north 500 meters, thence east 1000 meters back to the point of beginning.   All bearings are referred to the UTM grid Zone 21. Nad 27

Liens charges and claims against above claims – None.

Claim Status – All in good standing.

Other Agreements or Options on above claims – None.

Charges encumbrances and claims on above mineral claims – None.

Location and Access

The O’Sullivan Property is located approximately 2 km south of the community of Jackson’s Arm, White Bay.  The property is easily accessible from Highway Route 440.  Exploration activity is limited to May – November due to weather conditions.

History

This area is near Jackson’s Arm, White Bay, which area produced substantial minerals in 1903. The area was originally prospected in approximately the 1910 era, and again in the 1980’s.  The work in the 1980’s was focused near the volcanic and sediment contact.  The large gold anomaly was not discovered until the early 1990’s, and remains unexplored.  This anomaly, which is within the mining claims, is approximately 2,500 feet in length and as much as 600 feet in width.

In 1990 Carrick Gold Resources located 1 m2 boulders assaying up to 78 g/t, Au. Nine drill holes were done with 5 holes intersecting a gold bearing zone. The greatest being 3.0 meters grading 5.70 g/t. Carrick Gold Resources held the ground until 1997 with no further work done. In 1998 the claims reverted to the Crown (the Government). The present owner staked it and still holds it to this day.

In 2003, a company by the name of Candente Resource Corp optioned the ground and did a satellite imagery interpretation. Several faults were identified and were to be tested with follow-up prospecting and trenching/drilling warranted. Candente Resource Corp abandoned the property without doing the follow-up work and also left the province at the same time.

As for the surrounding area, approximately 3-5 km north on the same structure (Doucer’s Valley Fault) a company called Kermode Resources is currently drilling a gold deposit. The estimates on the Kermode property, as reported, range from 500,000 to 1,000,000 ounces of gold. According to the said reports, the gold is low-grade but high tonnage.

Regional Geology

Western White Bay is composed of rocks ranging from Mid Proterozoic to Carboniferous.  Precambrian orthogenesis and granite to the NW form the Long Range Inlier basement to the Humber Zone.  Autochthonous Cambro-Ordovician platformal sedimentary rocks form a linear, strongly deformed, steeply dipping belt, which locally is in unconformable relationship with the Precambrian Inlier.  The eastern boundary of this steep belt is the Doucers Valley Fault (DFV) system.  East of the DVF are rocks of the Cambro-Ordovician Southern White Bay Allochthon.  These include graphitic schist, melanges and ophiolitic rocks of the Coney Head Complex.  Further east, a sequence of Silurian subaerial felsic volcanics and shallow marine to terrestrial sedimentary rocks, the Sops Arm Group, lie unconformably on the allochthon, or, are locally faulted against it.

Local Geology

The property straddles the DVF and incorporates some elements of the geology described above.  The Lower Volcanic Unit of the Sops Arm Group lies to the SE and is in faulted or unconformable relationship with Murray’s Cove Schist to the NW.  The latter is the upper unit of the Southern White Bay Allochthon which also include the Maiden Point and Taylor’s formations.

GLOSSARY OF MINING TERMS

“Allochthon”	an allochthon is a large block of rock which has been moved from its original site of formation, usually by low angle thrust faulting.
“Anomaly”	Something which deviates from the standard or expected
“Clastic”	Clastic sedimentary rocks are made up of little pieces of other rocks called sediment
"Gold" or “Au”	A heavy, soft, yellow, ductile, malleable, metallic element. Gold is a critical element in computer and communications technologies
“Granite”

a common and widely occurring type of intrusive, felsic, igneous rock.

Granites are usually a white, black or buff colour and are medium to coarse grained, occasionally with some individual crystals larger than the groundmass forming a rock known as porphyry. Granites can be pink to dark gray or even black, depending on their chemistry and mineralogy.

“Mid-Proterozoic”

The Mid or Mesoproterozoic Era is a geologic era that occurred between 1600 Ma and 1000 Ma (million years ago).  The major events of this era are the formation of the Rodinia supercontinent and the evolution of sexual reproduction.

“Mineral claim”	A portion of land held either by a prospector or a mining company
“Ophiolitic”	Sections of the oceanic crust and the subjacent upper mantle that have been uplifted or emplaced to be exposed within continental crustal rocks.
“Orthogneiss”	A common and widely distributed type of rock formed by high-grade regional metamorphic processes from preexisting formations that were originally either igneous or sedimentary rocks.
“Pre-Cambrian”

An informal name for the eons of the geologic timescale that came before the current Phanerozoic eon. It spans from the formation of Earth around 4500 Ma (million years ago) to the evolution of abundant macroscopic hard-shelled fossils

“Schist”	The schists form a group of medium-grade metamorphic rocks, chiefly notable for the preponderance of lamellar minerals such as micas, chlorite, talc, hornblende, graphite, and others.
“Sedimentary rocks”	Secondary rocks formed from material derived from other rocks and laid down underwater.
“Soil sampling”	The collecting of samples of soil, usually 2 pounds per sample, from soil thought to be covering mineralized rock. The samples are submitted to a laboratory that will analyze them for mineral content
“Volcanic rocks”	Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our Agreement on the property, we own no plants or other property.  Deerfield holds title to the mineral claims, subject to the terms of the Agreement and has the right to conduct exploration activity in accordance with the rules and regulations of the regulatory authorities.

Our Exploration Program

The trenching program started on August 20, 2007, and terminated on September 5, 2007, after which reclamation of the trenches was initiated. No economic quantities of minerals were discovered. The Directors will await the final report and assay results before making any decisions about the property.

We do not claim to have any minerals or reserves whatsoever at this time on any property.

The cost of our work program was provided by Mr. Keats. He estimated the cost of supervision, trenching, grid mapping, metal detecting, sample analysis, assays, labour and supplies to be US$15,000. ASK Prospecting & Guiding Inc, a firm of which Mr. Keats is the president, was paid $22,152 in August and October, 2007 for our work program.  The increase in exploration costs were due to the U.S. dollar depreciating relative to the Canadian dollar, and to additional costs of transporting key machinery onto our work site.

We do not have any plan to take our Company to revenue generation, since we have not yet found economic mineralization, and it is impossible to project revenue generation from no significant data.

Competitive Factors

The gold mining industry is fragmented - that is, there are many companies, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are a small exploration company and we are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we believe we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the regulations of the Department of Natural Resources of Newfoundland & Labrador.

ASK Prospecting & Guiding Inc. (Kevin Keats) will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations.  We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. Restoration of the disturbed land will be completed according to law.  All holes, pits and/or shafts will be sealed upon abandonment of the property.  It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in Canada is returning the surface to its previous condition upon abandonment of the property.

Subcontractors

We used the services of ASK Prospecting and Guiding Inc., who will supervise the subcontractors for exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and will devote between 10% - 40% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.  Our officers and directors will handle our administrative duties.  The Company has contracted with ASK Prospecting and Guiding Inc., of Gambo, Newfoundland concerning the exploration work and had them manage our exploration project.

Risks associated with Deerfield Resources, Ltd.

Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised from our offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property may not contain any reserves. As such, any funds spent on exploration will probably be lost and the Company may cease operations.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on June 21, 2006, and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to September 30, 2007 is $41,173. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate mineralized material
*	our ability to generate revenues
*	our ability to reduce exploration costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

Because our management does not have technical training in the mining field, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations.

While one of our directors has experience serving as President, CEO, and Director of a resource company, our management has no technical training in the mining field.   We will have to hire qualified persons to perform the surveying, exploration, and excavation of the property. Our management has no direct training in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of training in this industry. As a result we may have to suspend or cease operations.

Because we are small and do not have much capital, we may have to limit our exploration activity.

Because we are small and do not have much capital, we may have to limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and we may cease operations.

Because Mr. McDonald and Mr. Ryan (our officers and directors) have other outside business activities and will only be devoting between 10-40% of their time, or 4-16 hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and will only be devoting between 10-40% of their time, or 4-16 hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. McDonald and Mr. Ryan.  Mr. McDonald will devote up to 40%, or 16 hours per week and Mr. Ryan will devote up to 10%, or 4 hours per week.  As a result, exploration of the property may be periodically interrupted or suspended.

If access to our mineral claim is restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

It is possible that snow or rain could cause roads providing access to our claim to become impassable.  If the roads are impassable we will be delayed in our exploration timetable.

If our officers and directors resign or die without having found replacements our operations will be suspended or cease.

We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to operate the Company. Further, we do not have key man insurance. If we lose the services of our officers and directors, and until we find other persons to replace them, our operations will be suspended or cease entirely.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are represented by market makers and have our common shares quoted on the OTC Electronic Bulletin Board.  To maintain eligibility for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to quote a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for stockholders to resell their shares, if at all.

Reports to Stockholders

Deerfield is not required to provide annual reports to stockholders.

Deerfield voluntarily makes available an annual report including audited financials on Form 10-K or Form 10-KSB to stockholders.  We file the necessary reports with the SEC pursuant to the Exchange Act,  including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Deerfield Resources and filed with the SEC at http://www.sec.gov.

ITEM 2 -  DESCRIPTION OF PROPERTY.

Deerfield Resource’s principal place of business and corporate offices is located at 513 Mariners Way, Collingwood, ON Canada L9Y 5C7.  The office space is provided rent free and is in the principle residence of our President. We have no intention of finding another office space to rent during the development stage of the company.

We have no other property at this time. However, we intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is not held in our name. The property is owned by the Department of Natural Resources of Newfoundland & Labrador. The right to mine the claims has been obtained by ASK Prospecting & Guiding Inc. of Gambo, Newfoundland Canada. Deerfield entered into an option agreement to purchase the claims through a four year payment program totaling $40,000 USD and a four year work program totaling $50,000 USD. We intend to conduct exploration activities on the O’Sullivan property claims located in White Bay, Newfoundland Canada. The one property consists of six mining claims. We intend to explore for gold on the property.

ITEM 3 – LEGAL PROCEEDINGS.

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2007, to a vote of stockholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “DFRS,” however there has been no active trading market.  Our common stock has been quoted on the OTCBB since September 26, 2007.

The following table sets forth the high and low bid prices for our Common Stock as reported by the "OTCBB", reported on a fiscal quarter basis for the most recent fiscal year ended September 30, 2007:

	High ($)	Low ($)
September 30, 2007	0.00	0.00

The quotations, sourced from www.otcbb.com website, reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Of the 4,630,000 shares of common stock outstanding as of September 30, 2007, 3,000,000 shares were owned by our directors, Mr. McDonald, and Mr. Ryan, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Status of our public offering

On January 12, 2007, our Form SB-2 registration statement (SEC file no. 333-139660) was declared effective by the SEC.  From March 2007 to June 2007, we completed our public offering by selling 1,630,000 shares of common stock to 35 persons in consideration of $65,200.  We closed our offering on July 12, 2007.

Since completing our public offering through October 15, 2007, we have used the proceeds as follows:

Mineral Exploration Expenses

$      22,152   **

Property Option Payments

$        5,000

Professional Fees

$        2,275

Office Expenses

$

 127

Cash on Hand

(from offering)

$      35,646

Total

$       65,200

**The original Exploration budget was for approximately $15,000.  We spent more due to the appreciation of the Canadian Dollar relative to the U.S. Dollar, and to additional costs of moving key equipment to our work site.

Holders

As of November 30, 2007, we have 4,630,000 Shares of $0.001 par value common stock issued and outstanding held by thirty-seven (37) shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone (727) 289-0100.

Dividends

There are no restrictions in Deerfield’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Deerfield would not be able to pay its debts as they become due in the usual course of business;
or
2.

Deerfield’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

None.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

We have generated no revenues since inception and have incurred $41,173 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the year ended September 30, 2007 and the period ended 2006, respectively.

               Balance Sheet Data:

    9/30/07

    9/30/06

                 Cash

$  61,882

$  19,772

                 Total assets

$  62,182

$  24,028

     Total liabilities

$  13,155

$           -

                 Stockholders' equity

$  49,027

$  24,028

Cash provided by financing activities since inception totals $90,200, $25,000 from the sale of common stock to 2 of our directors during the period ended September 30, 2006, and $65,200 from our initial public offering to 35 independent investors during the year ended September 30, 2007.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. See note 6 of our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $65,200 from our public offering. Under this offering we sold 1,630,000 shares at $0.04 per share to 35 stockholders, these shares together with

3,000,000 shares sold to two directors brings the total number of shares issued to 4,630,000 shares issued and the total number of stockholders to 37.

We have used much of the above-mentioned funds to explore and maintain our resource property located on the O’Sullivan property in White Bay, Newfoundland Canada. Our exploration program is explained in as much detail as possible in the business section of this 10-KSB. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves.  We have retained Kevin Keats, President of ASK Prospecting & Guiding Inc., to supervise the exploration work on the property.

Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease operations.

The initial offering produced sufficient funds to pay for the 2007 exploration program and administration costs for the next 12 months.  However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

The Company retained Kevin Keats, President of ASK Prospecting & Guiding Inc., Gambo, Newfoundland Canada, to do a work program based upon his recommendations in his report for the O’Sullivan property claims in White Bay, Newfoundland Canada.  Mr. Keats recommended a program of detailed geological mapping, and trenching.  The estimated cost of the program was $15,000 USD and a total of approximately $22,150 was paid in August and October 2007.  The program started August 20, 2007 and completed September 5, 2007 and the samples were assayed by Accurrassay Laboratories, Thunder Bay Ontario.

Our Exploration Program

The trenching program started August 20, 2007 and was terminated on September 5, 2007 after which reclamation of the trenches was initiated. The Company’s Directors will await the final report and assay results before making any decisions about the property.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation, and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History - Need for Additional Capital

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Liquidity and Capital Resources

To meet our need for cash we raised $65,200 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. There is a possibility that we will run out of money before we find mineralized material. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.

We have discussed this matter with our officers and directors, and Mr. McDonald has agreed to advance funds as needed, and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon.  However, there is no written agreement with Mr. McDonald to this effect.  The agreement is entirely oral.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.  The funds raised in our public offering may allow the company to operate for up to one year.  Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property which contains 6 mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work, and mine the property.  The property is staked and we began the exploration work program August 20, 2007 and finished September 5, 2007.

Since inception of the Company on June 21, 2006 to September 30, 2007, the Company has issued 4,630,000 common shares at $0.005, $0.01, and $0.04 per share for total proceeds of $90,200.

As of September 30, 2007, our total assets were $62,182 and our total liabilities were $13,155.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $41,173 from inception (June 21, 2006) to September 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at September 30, 2007, we had working capital of $49,027.  These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $61,882 and $19,772 in cash and cash equivalents at September 30, 2007 and 2006, respectively.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on June 21, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

The following table sets forth the computation of basic and diluted earnings per share:

Cumulative from
		Year Ended	Inception (June 21, 2006) to
		September 30, 2007	September 30, 2006

Net loss		$ (40,201)	$ (972)

Weighted average common shares
outstanding (Basic)		3,767,115	2,128,173
	Options	-	-
	Warrants	-	-

Weighted average common shares
outstanding (Diluted)		3,767,115	2,128,173

Net loss per share (Basic and Diluted)		$ (0.01)	$ (0.00)

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

No significant realized exchange gain or losses were recorded from inception to September 30, 2007.

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

ITEM 7 - FINANCIAL STATEMENTS.

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2006

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

Page(s)

Report of Independent Registered Public Accounting Firm

F - 3

Balance Sheets as of September 30, 2007 and 2006

F - 4

Statements of Operations for the year ended September 30, 2007 and for the period of June 21, 2006 (Inception) to September 30, 2006,

and from inception to September 30, 2007

F - 5

Statement of Changes in Stockholders’ Equity for the period of

June 21, 2006 (Inception) to September 30, 2007,

and from inception to September 30, 2007

F - 6

Statements of Cash Flows for the year ended September 30, 2007 and for the period of June 21, 2006 (Inception) to September 30, 2006

F - 7

Notes to Financial Statements

F-8 – F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deerfield Resources, Inc.

We have audited the accompanying balance sheets of Deerfield Resources, Inc. (an exploration stage company) (the Company) as of September 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2007 and for the period of June 21, 2006 to September 30, 2006, and for the period of June 21, 2006 (inception) through September 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Resources, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended September 30, 2007, the period of June 21, 2006 (inception) through September 30, 2006, and the period of June 21, 2006 (inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses since inception, and has not generated revenues from its planned principal operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

December 15, 2007

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Balance Sheets

	As of September 30,
ASSETS	2007	2006
Current Assets
Cash	$61,882	$19,772
Prepaid expenses and legal fees	300	4,256
Total Current Assets	62,182	24,028

TOTAL ASSETS	$62,182	$24,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$13,155	$-
Total Current Liabilities	13,155	-

TOTAL LIABILITIES	$13,155	$-

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 4,630,000 and 3,000,000 shares issued and outstanding at September 30, 2007 and 2006, respectively	4,630	3,000
Additional paid-in capital	85,570	22,000
Deficit accumulated during the exploration stage	(41,173)	(972)
Total Stockholders’ Equity	49,027	24,028

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,182	$24,028

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Statements of Operations

			Cumulative
		From Inception	from Inception
	Year Ended	(June 21, 2006)	(June 21, 2006)
	September 30,	to September 30,	to September 30,
	2007	2006	2007
Income	$ -	$ -	$ -

Expenses
Mineral property costs	27,152	-	27,152
Professional fees	13,644	744	14,388
Office and administrative	598	228	826
Total Operating Expenses	41,394	972	42,366

Other Income (Expense)
Interest income	1,193	-	1,193
Total Other Income (Expense)	1,193	-	1,193

Net Loss Applicable to Common Shares	$ (40,201)	$ (972)	$ (41,173)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.00)

Weighted Average Number of
Common Shares Outstanding	3,767,115	2,128,173

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period of Inception (June 21, 2006) to September 30, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	3,000,000	3,000	22,000	(972)	24,028

Common shares issued for cash at $0.04 per share, July 11, 2007	1,630,000	1,630	63,570	-	65,200
Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	4,630,000	$4,630	$85,570	$(41,173)	$49,027

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended September 30, 2007	From Inception (June 21, 2006) to September 30, 2006	Cumulative from Inception (June 21, 2006) to September 30, 2007

Operating Activities
Loss for the period	$ (40,201)	$ (972)	$ (41,173)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and legal fees	3,956	(4,256)	(300)
Increase in accounts payable and accrued liabilities	13,155	-	13,155
Net cash used in operating activities	(23,090)	(5,228)	(28,318)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	65,200	25,000	90,200
Net cash provided by financing activities	65,200	25,000	90,200

Net Increase in Cash and Cash Equivalents	42,110	19,772	61,882
Cash and Cash equivalents – Beginning of Period	19,772	-	-
Cash and Cash Equivalents – End of Period	$ 61,882	$ 19,772	$ 61,882

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

1.

Organization

Deerfield Resources, Ltd. (the “Company”) was incorporated on June 21, 2006 in the State of Nevada, U.S.A.  It is based in Collingwood, Ontario, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration, and development of resource properties.  The Company has the right to conduct exploration work on six mineral mining claims in White Bay, Newfoundland, Canada and has not yet determined whether these properties contain reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation, the raising of equity capital, and some exploration work.

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

2.

Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $61,882 and $19,772 in cash and cash equivalents at September 30, 2007 and 2006, respectively.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

2.

Significant Accounting Policies – Continued

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on June 21, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

The following table sets forth the computation of basic and diluted earnings per share:

Cumulative from
		Year Ended	Inception (June 21, 2006) to
		September 30, 2007	September 30, 2006

Net loss		$ (40,201)	$ (972)

Weighted average common shares
outstanding (Basic)		3,767,115	2,128,173
	Options	-	-
	Warrants	-	-

Weighted average common shares
outstanding (Diluted)		3,767,115	2,128,173

Net loss per share (Basic and Diluted)		$ (0.01)	$ (0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

2.

Significant Accounting Policies - Continued

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

No significant realized exchange gain or losses were recorded from inception to September 30, 2007.

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

Notes to Financial Statements

September 30, 2007 and 2006

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (June 21, 2006), the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share, and 1,630,000 common shares at $0.04 per share, resulting in total proceeds of $90,200 and 4,630,000 common shares issued and outstanding at September 30, 2007.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,630,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through September 30, 2007 of approximately $41,173 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $14,410 were offset by a valuation allowance, which increased by approximately $14,070 and $340 during the year ended September 30, 2007 and the period ended September 30, 2006, respectively.

5.    Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the Property) for $40,000.  Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid)

$

5,000

On or before October 10, 2007 (paid October 2007)

5,000

On or before October 10, 2008

10,000

On or before October 10, 2009

10,000

On or before October 10, 2010

10,000

TOTAL

$

40,000

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  During the year ended September 30, 2007, the Company spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2007, the Company met these obligations.

6.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company has working capital of $49,027 and an accumulated deficit of $41,173.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.  Not applicable.

ITEM 8A – CONTROLS AND PROCEDURES.

Paul McDonald, our principal executive and financial officer has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007 (the "Disclosure Controls Evaluation").  Based on that evaluation, he has concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under the Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the year ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B – OTHER INFORMATION.

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified.  Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The name, address, age, and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Paul McDonald	81	President, Principal Executive Officer, Principal Financial
513 Mariners Way		Officer, Principal Accounting Officer, Secretary,
Collingwood ON Canada L9Y5C7		Treasurer and a member of the Board of Directors

John Ryan	53	Member of the Board of Directors
513 Mariners Way
Collingwood ON Canada L9Y5C7

Paul McDonald and John Ryan have held their office/position since inception and are expected to hold said offices/positions until the next annual meeting of our stockholders.  The officers and directors are our only officers, directors, promoters and control persons.

Background of Officers and Directors

Paul McDonald has been our President, Chief Financial Officer, Secretary, Treasurer, and Member of the Board of Directors since inception.  A graduate in law at McGill University, Mr. McDonald has had a long and varied career as a member of the Canadian investment industry. Previously Vice-President of the Montreal Exchange, he became principal owner and president of a major stock-exchange firm, conducting business throughout North America and Europe. His principal focus has been in the financing and development of growth companies, in the high-tech and resources sectors, bringing numerous appointments to corporate boards. He has devoted much time to committee work in the investment sector, as well as to public affairs, including a lengthy tenure as a director of the Quebec Industrial Development Corporation. Mr. McDonald is currently a director for Nymox Pharmaceutical Corp., a Quebec based Biotechnology Company, quoted on NASDAQ.  Mr. McDonald will devote up to 40%, or 16 hours per week, to the Company.

John Ryan, a Canadian Certified General Accountant (CGA), has been a member of our Board of Directors since inception.  Since December 2000, Mr. Ryan has been serving as President, CEO, and Director of Spruce Ridge Resources, Ltd., a mineral exploration company that is listed on the TSX Venture Exchange.  In addition, from November 1995 to present, Mr. Ryan has been President of Nichange Enterprises, Ltd., a private financial consulting company.  Mr. Ryan is also currently serving as a director of DXstorm.com, an e-commerce company, listed on the TSX Venture Exchange. In May, 2007 he resigned as a director in Nayarit Gold Inc., a TSX Venture Exchange listed company and in July, 2007, he resigned as Chairman and director of Interlake Group Inc., a Farm Mutual Financial Services company. Mr. Ryan devotes up to 10% of his time or approximately 4 hours per week to Deerfield Resources, Ltd.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert.”  Audit committee functions are performed by our Board of Directors.  None of our directors are deemed independent.  One director also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside audit and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is attached hereto as exhibit 14.  The Company will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to the Company at, 2637 East Atlantic Blvd., Suite 187, Pompano Beach, FL 33062.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors, and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

ITEM 10 – EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2007 to

(i)

all individuals serving as Deerfield’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)

Deerfield’s two most highly compensated executive officers other than the PEO who (A) served as executive officers at the end of the last completed fiscal year and (B) received annual compensation during the last completed fiscal year in excess of $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Deerfield at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul McDonald President, CFO, Director (PEO)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
John Ryan Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Currently, none of our officers or directors is being compensated for their services during the development stage of our business operations.

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007.  We will not begin paying salaries until we have adequate funds to do so.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul McDonald John Ryan	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it is profitable to do so.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal year ended September 30, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of November 3, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership
	Beneficially Owned

Paul McDonald	2,000,000	43.2%
513 Mariners Way
Collingwood ON Canada L9Y5C7

John Ryan	1,000,000	21.6%
513 Mariners Way
Collingwood ON Canada L9Y5C7

All Officers and Directors	3,000,000	64.8%
as a Group (2 persons)

The percent of class is based on 4,630,000 shares of common stock issued and outstanding as of November 30, 2007.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 27 and August 1, 2006, Paul McDonald, our president, acquired a total of 2,000,000 shares of our common stock, for cash proceeds of $15,000.  On August 1, 2006, John Ryan, a director, acquired 1,000,000 shares of our common stock, for cash proceeds of $10,000.  The 3,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

Mr. McDonald and Mr. Ryan, our only directors, are not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

ITEM 13 – EXHIBITS.

The following exhibits are included with this filing:

Exhibit

Number

Description

14

Code of Ethics

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2007:

$ 6,175

2006:

$ 0.00

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

2007:

$ 0.00

2006:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2007:

$ 275

Nature of Services: 2006 Corporate Tax Return.

2006:

$ 0.00

Preparation of the Company’s corporate tax return for the fiscal year ended September 30, 2007 is currently underway.

All Other Fees:

2007:

$ 0.00

2006:

$ 0.00

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services.  No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deerfield Resources, Ltd.

Signature	Title	Date

__________________________	President, Principal Executive Officer,	December 26, 2007
Paul McDonald	Principal Financial Officer, Secretary,
Treasurer, Principal Accounting
Officer, and Member of the Board
of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

__________________________	President, Principal Executive Officer,	December 26, 2007
Paul McDonald	Principal Financial Officer, Secretary,
Treasurer, Principal Accounting
Officer, and Member of the Board
of Directors

__________________________	Member of the Board of Directors	December 26, 2007
John Ryan