Form 10QSB
period 2007-12-31
Deerfield Resources, Ltd.
filed 2008-02-14
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[           ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-139660

DEERFIELD RESOURCES, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0506246
(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

513 Mariners Way
Collingwood, Ontario
Canada L9Y 5C7
(Address of principal executive offices)

(416) 579-3034
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2008 there were 4,630,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Unaudited

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Balance Sheet

December 31, 2007

(Unaudited)

ASSETS
Current Assets
Cash	$40,472
Total Current Assets	40,472

TOTAL ASSETS	$40,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$3,238
Total Current Liabilities	3,238

TOTAL LIABILITIES	$3,238

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 4,630,000 shares issued and outstanding	4,630
Additional paid-in capital	85,570
Deficit accumulated during the exploration stage	(52,966)
Total Stockholders’ Equity	37,234

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,472

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

 Interim Statements of Operations

(Unaudited)

			Cumulative
			from Inception
			(June 21, 2006)
	Three Months Ended December 31,		to December 31,
	2007	2006	2007
Income	$ -	$ -	$ -

Expenses
Mineral property costs	5,000	5,000	32,152
Professional fees	6,786	5,488	21,174
Office and administrative	337	166	1,163
Total Operating Expenses	12,123	10,654	54,489

Other Income (Expense)
Interest income	330	-	1,523
Total Other Income (Expense)	330	-	1,523

Net Loss Applicable to Common Shares	$ (11,793)	$ (10,654)	$ (52,966)

Basic and Diluted Loss per Common Share	$ (0.003)	$ (0.004)

Weighted Average Number of
Common Shares Outstanding	4,630,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of Inception (June 21, 2006) to December 31, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006 (audited)	3,000,000	3,000	22,000	(972)	24,028

Common shares issued for cash at $0.04 per share, July 11, 2007	1,630,000	1,630	63,570	-	65,200
Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007 (audited) Loss for the period Balance, December 31, 2007 (unaudited)	4,630,000 -	4,630 -	85,570 -	(41,173) (11,793)	49,027 (11,793)
	4,630,000	$4,630	$85,570	$(52,966)	$37,234

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

Operating Activities
Loss for the period	$ (11,793)	$ (10,654)	$ (52,966)

Changes in operating assets and liabilities:
Decrease in prepaid expenses and legal fees	300	2,028
Increase (decrease) in accounts payable and accrued liabilities	(9,917)	-	3,238
Net cash used in operating activities	(21,410)	(8,626)	(49,728)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	-	-	90,200
Net cash provided by financing activities	-	-	90,200

Net Increase (Decrease) in Cash and Cash Equivalents	(21,410)	(8,626)	40,472
Cash and Cash equivalents – Beginning of Period	61,882	19,772	-
Cash and Cash Equivalents – End of Period	$ 40,472	$ 11,146	$ 40,472

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $40,472 in cash and cash equivalents at December 31, 2007.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2007	2006

Net loss	$ (11,793)	$ (10,654)

Weighted average common shares	4,630,000	3,000,000
outstanding (Basic)
Options	-	-
Warrants	-	-

Weighted average common shares	4,630,000	3,000,000
outstanding (Diluted)

Net loss per share (Basic and Diluted)	$ (0.003)	$ (0.004)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

2.

Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception to December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

December 31, 2007

(Unaudited)

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

December 31, 2007

(Unaudited)

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (June 21, 2006), the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share, and 1,630,000 common shares at $0.04 per share, resulting in total proceeds of $90,200 and 4,630,000 common shares issued and outstanding at December 31, 2007.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,630,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through December 31, 2007 of approximately $53,000 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $19,000 were offset by a valuation allowance, which increased by approximately $4,000 during the quarter ended December 31, 2007.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

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

December 31, 2007

(Unaudited)

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of December 31, 2007, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2007, the Company met these obligations.

6.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has working capital of $37,234 and an accumulated deficit of $52,966.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have generated no revenues since inception, other than interest income, and have incurred $54,489 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the three months ended December 31, 2007.

Balance Sheet Data:

  12/31/07

                 Cash

$  40,472

                 Total assets

$  40,472

     Total liabilities

$    3,238

                 Stockholders' equity

$  32,234

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

Our auditors have issued a going concern opinion on our September 30, 2007, audited financial statements, refer to note 6. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $65,200 from our public offering. Under this offering we sold 1,630,000 shares at $0.04 per share to 35 stockholders.  These shares, together with 3,000,000 shares sold to two directors, brings the total number of shares issued to 4,630,000 shares issued and the total number of stockholders to 37.

We have used much of the above-mentioned funds to explore and maintain our resource property located on the O’Sullivan property in White Bay, Newfoundland, Canada. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

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

The Company retained Kevin Keats, President of ASK Prospecting & Guiding Inc., Gambo, Newfoundland Canada, to do a work program based upon his recommendations in his report for the O’Sullivan property claims in White Bay, Newfoundland Canada.  Mr. Keats recommended a program of detailed geological mapping and trenching.  The estimated cost of the program was $15,000 USD and a total of approximately $22,150 was paid in August and October 2007.  The program started August 20, 2007, and completed September 5, 2007 and the samples were assayed by Accurrassay Laboratories, Thunder Bay Ontario.

Our Exploration Program

The trenching program started August 20, 2007 and was terminated on September 5, 2007, after which reclamation of the trenches was initiated. The Company’s Directors will await the final report and assay results before making any decisions about continuing exploration programs on the Property.

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

Limited Operating History - Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Liquidity and Capital Resources

To meet our operational needs we raised $65,200 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed previously with the SEC and as explained throughout this 10-QSB. There is a possibility that we will run out of money before we find mineralized material. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.  We will not be able to remove mineralized material without raising additional funds.

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

Since inception of the Company on June 21, 2006 to December 30, 2007, the Company has issued 4,630,000 common shares at $0.005, $0.01, and $0.04 per share for total proceeds of $90,200.

As of December 30, 2007, our total assets were $40,472 and our total liabilities were $3,238.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $52,966 from inception (June 21, 2006) to December 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at December 31, 2007, we had working capital of $37,234.  These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $40,472 in cash and cash equivalents at December 31, 2007.

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2007	2006

Net loss	$ (11,793)	$ (10,654)

Weighted average common shares	4,630,000	3,000,000
outstanding (Basic)
Options	-	-
Warrants	-	-

Weighted average common shares	4,630,000	3,000,000
outstanding (Diluted)

Net loss per share (Basic and Diluted)	$ (0.003)	$ (0.004)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company’s functional and its reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception to December 31, 2007.

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

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-139660, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2008

Deerfield Resources, Ltd., Registrant

By:

/s/ Paul McDonald

______________________________

Paul McDonald, Director, President,

Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer