Form 10QSB
period 2008-03-31
Deerfield Resources, Ltd.
filed 2008-05-13
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2008 there were 4,630,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Balance Sheet

March 31, 2008

(Unaudited)

ASSETS
Current Assets
Cash	$38,598
Total Current Assets	38,598

TOTAL ASSETS	$38,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$4,609
Total Current Liabilities	4,609

TOTAL LIABILITIES	4,609

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 4,630,000 shares issued and outstanding	4,630
Additional paid-in capital	85,570
Deficit accumulated during the exploration stage	(56,211)
Total Stockholders’ Equity	33,989

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$38,598

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

 Interim Statements of Operations

(Unaudited)

					Cumulative
					from Inception
					(June 21, 2006)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2008	2007	2008	2007	2008
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	5,000	5,000	32,152
Professional fees	3,431	1,733	10,217	7,221	24,605
Office and administrative	53	152	390	318	1,216
Total Operating Expenses	3,484	1,885	15,607	12,539	57,973

Other Income (Expense)
Interest income	239	-	569	-	1,762
Total Other Income (Expense)	239	-	569	-	1,762

Net Loss Applicable to Common Shares	$(3,245)	$(1,885)	$(15,038)	$(12,539)	$(56,211)

Basic and Diluted Loss per Common Share	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Weighted Average Number of
Common Shares Outstanding	4,630,000	3,000,000	4,630,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of Inception (June 21, 2006) to March 31, 2008

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005
per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per
share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	3,000,000	3,000	22,000	(972)	24,028

Common shares issued for cash at $0.04 per	1,630,000	1,630	63,570	-	65,200
share, July 11, 2007
Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	4,630,000	4,630	85,570	(41,173)	49,027

Loss for the period	-	-	-	(15,038)	(15,038)
Balance, March 31, 2008 (unaudited)	4,630,000	$4,630	$85,570	$(56,211)	$33,989

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Six Months Ended March 31,		March 31,
	2008	2007	2008

Operating Activities
Loss for the period	$(15,038)	$(12,539)	$(56,211)

Changes in operating assets and liabilities:
Decrease in prepaid expenses	300	2,936	-
Increase (decrease) in accounts payable and
accrued liabilities	(8,546)	-	4,609
Net cash used in operating activities	(23,284)	(9,603)	(51,602)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	-	43,500	90,200
Net cash provided by financing activities	-	43,500	90,200

Net Increase (Decrease) in Cash and Cash Equivalents	(23,284)	33,897	38,598
Cash and Cash equivalents – Beginning of Period	61,882	19,772	-
Cash and Cash Equivalents – End of Period	$38,598	$53,669	$38,598

Cash and Cash Equivalents Consists of:
Cash	$38,598	$10,169	$38,598
Funds held in trust	-	43,500	-
	$-	$53,669	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $38,598 in cash and cash equivalents at March 31, 2008.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31,
	2008	2007	2008	2007

Net loss	$(3,245)	$(1,885)	$(15,038)	$(12,539)

Weighted average common shares
outstanding (Basic)	4,630,000	3,000,000	4,630,000	3,000,000
Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares
outstanding (Diluted)	4,630,000	3,000,000	4,630,000	3,000,000

Net loss per share (Basic and Diluted)	$(0.001)	$(0.001)	$(0.003)	$(0.004)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception to March 31, 2008.

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

Recent Accounting Pronouncements

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

March 31, 2008

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

Share Issuances

Since inception (June 21, 2006), the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share, and 1,630,000 common shares at $0.04 per share, resulting in total proceeds of $90,200 and 4,630,000 common shares issued and outstanding at March 31, 2008.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,630,000 were issued to independent investors.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through March 31, 2008 of $56,211 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $19,500 were offset by a valuation allowance, which increased by approximately $5,200 and $4,500 during the six months ended March 31, 2008 and 2007, respectively.

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of March 31, 2008, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of March 31, 2008, the Company met these obligations.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

6.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company has working capital of $33,989 and an accumulated deficit of $56,211.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have generated no revenues since inception, other than interest income, and have incurred $56,211 in expenses through March 31, 2008.

The following table provides selected financial data about our company for the six months ended March 31, 2008.

Balance Sheet Data:

  03/31/08

                 Cash

$  38,598

                 Total assets

$  38,598

     Total liabilities

$    4,609

                 Stockholders' equity

$  33,989

Cash provided by financing activities since inception totals $90,200, which includes $25,000 from the sale of common stock to 2 of our directors during the period ended September 30, 2006, and $65,200 from our initial public offering to independent investors during the year ended September 30, 2007.

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

Our auditors have issued a going concern opinion on our September 30, 2007 audited financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $65,200 from our public offering. Under this offering we sold 1,630,000 shares at $0.04 per share to independent stockholders.  These shares, together with 3,000,000 shares sold to two directors, brings the total number of shares issued to 4,630,000 shares.

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

The Company retained Kevin Keats, President of ASK Prospecting & Guiding Inc., Gambo, Newfoundland Canada, to do a work program based upon his recommendations in his report for the O’Sullivan property claims in White Bay, Newfoundland Canada.  Mr. Keats recommended a program of detailed geological mapping and trenching.  The estimated cost of the program was $15,000 USD and a total of approximately $22,150 was paid in August and October 2007.  The program started August 20, 2007, and completed September 5, 2007, and the samples were assayed by Accurrassay Laboratories, Thunder Bay, Ontario.

Our Exploration Program

The trenching program started August 20, 2007, and was terminated on September 5, 2007, after which reclamation of the trenches was initiated. No economically feasible quantities of mineralized material were found during our exploration program.

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

Since inception of the Company on June 21, 2006 to March 31, 2008, the Company has issued 4,630,000 common shares at $0.005, $0.01, and $0.04 per share for total proceeds of $90,200.

As of March 31, 2008, our total assets were $38,598 and our total liabilities were $4,609.

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

May 9, 2008

Deerfield Resources, Ltd., Registrant

By:

/s/ Paul McDonald

______________________________

Paul McDonald, Director, President,

Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer