Form 10-Q
period 2008-06-30
Deerfield Resources, Ltd.
filed 2008-08-11
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[           ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-139660

DEERFIELD RESOURCES, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0506246
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2008 there were 4,630,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 27, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

DEERFIELD RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Balance Sheet

June 30, 2008

(Unaudited)

ASSETS
Current Assets
Cash	$34,743
Total Current Assets	34,743

TOTAL ASSETS	$34,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$5,175
Total Current Liabilities	5,175

TOTAL LIABILITIES	5,175

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 4,630,000 shares issued and outstanding	4,630
Additional paid-in capital	85,570
Deficit accumulated during the exploration stage	(60,632)
Total Stockholders’ Equity	29,568

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$34,743

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

 Interim Statements of Operations

(Unaudited)

					Cumulative
					from Inception
					(June 21, 2006)
	Three Months Ended June 30,		Nine Months Ended June 30,		to June 30,
	2008	2007	2008	2007	2008
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	5,000	5,000	32,152
Professional fees	4,535	4,148	14,752	11,369	29,140
Office and administrative	38	134	428	452	1,254
Total Operating Expenses	4,573	4,282	20,180	16,821	62,546

Other Income (Expense)
Interest income	152	600	721	600	1,914
Total Other Income (Expense)	152	600	721	600	1,914

Net Loss Applicable to Common Shares	$(4,421)	$(3,682)	$(19,459)	$(16,221)	$(60,632)

Basic and Diluted Loss per Common Share	$(0.001)	$(0.001)	$(0.004)	$(0.005)

Weighted Average Number of
Common Shares Outstanding	4,630,000	4,436,333	4,630,000	3,475,257

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of Inception (June 21, 2006) to June 30, 2008

(Unaudited)

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005
per share, June 27, 2006	1,000,000	1,000	4,000	-	5,000

Common shares issued for cash at $.01 per
share, August 1, 2006	2,000,000	2,000	18,000	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	3,000,000	3,000	22,000	(972)	24,028

Common shares issued for cash at $0.04 per	1,630,000	1,630	63,570	-	65,200
share, July 11, 2007
Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	4,630,000	4,630	85,570	(41,173)	49,027

Loss for the period	-	-	-	(19,459)	(19,459)
Balance, June 30, 2008 (unaudited)	4,630,000	$4,630	$85,570	$(60,632)	$29,568

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Nine Months Ended June 30,		June 30,
	2008	2007	2008

Operating Activities
Loss for the period	$(19,459)	$(16,221)	$(60,632)
Adjustments to reconcile net loss to net cash
used in operations
Changes in operating assets and liabilities:
Decrease in prepaid expenses	300	3,283	-
Increase (decrease) in accounts payable and
accrued liabilities	(7,980)	-	5,175
Net cash used in operating activities	(27,139)	(12,938)	(55,457)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	-	65,200	90,200
Net cash provided by financing activities	-	65,200	90,200

Net Increase (Decrease) in Cash and Cash Equivalents	(27,139)	52,262	34,743
Cash and Cash Equivalents – Beginning of Period	61,882	19,772	-
Cash and Cash Equivalents – End of Period	$34,743	$72,034	$34,743

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $34,743 in cash and cash equivalents at June 30, 2008.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(4,421)	$(3,682)	$(19,459)	$(16,221)

Weighted average common shares
outstanding (Basic)	4,630,000	4,436,333	4,630,000	3,475,257
Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares
outstanding (Diluted)	4,630,000	4,436,333	4,630,000	3,475,257

Net loss per share (Basic and Diluted)	$(0.001)	$(0.001)	$(0.004)	$(0.005)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (June 21, 2006) to June 30, 2008.

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

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

June 30, 2008

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

Share Issuances

Since inception (June 21, 2006), the Company has issued 1,000,000 common shares at $0.005 per share, 2,000,000 common shares at $0.01 per share, and 1,630,000 common shares at $0.04 per share, resulting in total proceeds of $90,200 and 4,630,000 common shares issued and outstanding at June 30, 2008.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,630,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through June 30, 2008 of $60,632 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $21,000 were offset by a valuation allowance, which increased by approximately $6,800 and $5,700 during the nine months ended June 30, 2008 and 2007, respectively.

Deerfield Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2008

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of June 30, 2008, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of June 30, 2008, the Company met these obligations.

6.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company has working capital of $29,568 and an accumulated deficit of $60,632.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore, develop and purchase the mineral properties, and the discovery, development and sale of ore reserves.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have generated no revenues since inception, other than interest income, and have incurred $62,546 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the nine months ended June 30, 2008.

Balance Sheet Data:

  06/30/08

                 Cash

$  34,743

                 Total assets

$  34,743

     Total liabilities

$    5,175

                 Stockholders' equity

$  29,568

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

The Company retained Kevin Keats, President of ASK Prospecting & Guiding Inc., Gambo, Newfoundland, Canada, to do a work program based upon his recommendations in his report for the O’Sullivan property claims in White Bay, Newfoundland, Canada.  Mr. Keats recommended a program of detailed geological mapping and trenching.  The estimated cost of the program was $15,000 USD and a total of approximately $22,150 was paid in August and October 2007.  The program started August 20, 2007, and completed September 5, 2007, and the samples were assayed by Accurrassay Laboratories, Thunder Bay, Ontario.

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

Since inception of the Company on June 21, 2006 to June 30, 2008, the Company has issued 4,630,000 common shares at $0.005, $0.01, and $0.04 per share for total proceeds of $90,200.

As of June 30, 2008, our total assets were $34,743 and our total liabilities were $5,175.

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

August 9, 2008

Deerfield Resources, Ltd., Registrant

By:

/s/ Paul McDonald

______________________________

Paul McDonald, Director, President,

Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer