Form 10KSB
period 2008-09-30
Deerfield Resources, Ltd.
filed 2008-12-29
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 333-139660

DEERFIELD RESOURCES, LTD.

(Exact name of Registrant as specified in its charter)

Nevada	98-0506246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Christopher Columbus Drive, Suite 1606, Jersey City, New Jersey	07302
(Address of principal executive offices)	(Zip Code)

(800) 526-1147
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None
Name of each Exchange on Which Registered:  None
Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☒

Check whether the issuer (1) filed all reports required to be filed  by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒   No  ☐

State issuer’s revenues for its most recent fiscal year.  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of December 26, 2008 there were 926,000 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates.  The aggregate value of the securities held by non-affiliates on December 26, 2008 was approximately $81,500 based on the average bid and asked price of our common stock on December 26, 2008, which was $0.25 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 926,000 shares of common stock, $0.001 par value, as of December 26, 2008.

Transitional Small Business Disclosure Format (check one):     Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues, and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Nevada on June 21, 2006.  We were formed as an exploration stage company to be engaged in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Newfoundland, Canada on which we hold certain mining claims.

As of the date of this filing, we have taken the following steps in the execution of our original business plan:  In October 2006, we executed an agreement to purchase (the “Purchase Agreement”) six mining claims (the “Claims”) on certain properties located in White Bay, Newfoundland, Canada (the “Properties”).  Under the terms of the Purchase Agreement, as amended, we are obligated to pay $40,000 for the Claims over a four year period.  Under the Claims, we have the right to explore for gold on the Properties.  To date, we have paid $12,500 towards the Claims.  Additionally, pursuant to the terms of the Purchase Agreement, we are required to make exploration expenditures of $50,000 over the four year period from the date of the execution of the Purchase Agreement. To date, we have expended approximately $22,150 on a preliminary program of geological mapping and trenching on the Properties.  Our trenching program started on August 20, 2007, and terminated on September 5, 2007. We did not discover any economic quantities of minerals through our trenching program and we do not claim to have any minerals or reserves whatsoever at this time on any of the Properties.

We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We are currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

On September 9, 2008, United Fertilisers (UK) Limited ( “UFL”) acquired an aggregate of six hundred thousand (600,000) shares of our common stock, $0.001 par value per share (on a post-Reverse Split basis.  See “Reverse Stock Split” below.)  (the “Common stock”), from two of our former stockholders in arms-length, third party transactions. The shares of Common Stock purchased by UFL represent sixty four and eight-tenths percent (64.8%) of our outstanding voting capital stock. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008.

Loans

In consideration of a November 3, 2008 loan from UFL in the amount of $35,000, we issued a promissory note (the “Note”) dated November 3, 2008 to UFL. The Note has a one year term and pays interest at the rate of 9% per annum, compounded annually.

Charter Amendment to Increase Authorized Capital

On December 1, 2008, our stockholders and our Board of Directors (the “Board”) approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on December 11, 2008, to effect an increase in the number of our authorized capital shares to 310,000,000 shares, of which 300,000,000 shares are designated as common stock, par value $0.001 per share, and 10,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada.

The Amendment was approved by the holders of 64.79% of the issued and outstanding shares of our voting capital stock.

Reverse Stock Split

By written consent dated December 1, 2008, our Board approved a one-for-five (1:5) reverse split of our Common Stock (the “Reverse Split”). The Reverse Split is effective as of the close of business on Wednesday, December 24, 2008 and following FINRA approval, the market effective date for the Reverse Split is anticipated to be December 26, 2008 or such other date as approved by FINRA. As a result of the Reverse Split, every five shares of our Common Stock will be converted into one share of our Common Stock.  Once FINRA has approved the corporate actions effectuating the Reverse Split, FINRA will issue a new symbol under which our Common Stock will trade.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended September 30, 2008 and 2007, we made no expenditures on research and development.

Employees

As of December 26, 2008, our only employee is our sole executive officer.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal place of business and corporate office is located at 50 Christopher Columbus Drive, Suite 1606, Jersey City, New Jersey 07302.  The office space is provided rent free and is in the principle residence of our President. We have no intention of finding another office space to rent during the development stage of the Company.

Our only other property consists of the Claims.  The Properties on which the Claims are based are located approximately two kilometers south of the community of Jackson’s Arm in White Bay, Newfoundland, Canada, and owned by the Department of Natural Resources of Newfoundland and Labrador.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information.

Since September 26, 2007, our common stock has been quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “DFRS”.  Following FINRA approval of the Reverse Split, we expect our trading symbol to change.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.25
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.25	$0.25
September 30, 2007(1)	None	None

(1) From September 25, 2007, the first available date during this quarter.

Holders

As of December 26, 2008, there were 28 record holders of our Common Stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

In consideration of a November 3, 2008 loan from UFL in the amount of $35,000, we issued a promissory note (the “Note”) dated November 3, 2008 to UFL. The Note has a one year term and pays interest at the rate of 9% per annum, compounded annually. The issuance of the Note to UFL was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering. The Note bears a legend restricting its transfer.

On or about January 5, 2009, we intend to issue 31,674,000 (post Reverse Split) fully paid and non-assessable shares of our Common Stock to UFL, our majority stockholder, for services rendered to us.  This issuance of shares to UFL will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction not involving a public offering.  The certificate evidencing the shares will bear a legend restricting its transfer.  UFL currently owns an additional 3,000,000 shares of our Common Stock (600,000 shares on a post-Reverse Split basis).

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

Use of Proceeds from Registered Securities

On January 12, 2007, our public offering registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) (SEC file no. 333-139660). On July 12, 2007 the sale under this Form SB-2 of 1,630,000 common shares at a price of $0.04 per share (326,000 shares at $0.20 per share on a post-Reverse Split basis) for an aggregate of $65,200 was completed and the offering was closed. There was no underwriter involved in this public offering.  We incurred estimated expenses to third parties of approximately $8,300 in connection with the preparation and filing of the Form SB-2, and net proceeds to us from this Form SB-2 offering were approximately $56,900.  We have used these funds as working capital for mineral exploration expenses, property option payments, office and administrative expenses and professional fee payments to third parties.

ITEM 6.  PLAN OF OPERATION

We were incorporated in the State of Nevada on June 21, 2006.  We were formed to engage in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Newfoundland, Canada on which we hold certain mining claims.

We recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we may be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the Purchase Agreement, as amended on November 5, 20081.

1 $3,750 due on or before February 10, 2009; $3,750 due on or before February 10, 2009; and $10,000 due on or before October 10, 2009, each with a thirty day grace period.

Further, we may raise capital in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	11

Balance Sheets as of September 30, 2008 and September 30, 2007	12

Statements of Operations for the years ended September 30, 2008 and September 30, 2007 and for the period from June 21, 2006 (inception) through September 30, 2008	13

Statement of Changes in Stockholders’ Equity	14

Statements of Cash Flows for the years ended September 30, 2008 and September 30, 2007and for the period from June 21, 2006 (inception) through September 30, 2008	15

Notes to Financial Statements	16

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Deerfield Resources, Ltd.

We have audited the accompanying balance sheets of Deerfield Resources, Ltd. (an exploration stage company) (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of June 21, 2006 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period of June 21, 2006 (inception) through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not generated revenues from operations and has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
December 24, 2008

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of September 30,
	2008	2007
ASSETS
Current Assets
Cash	$22,176	$61,882
Prepaid expenses	187	300
Total Current Assets	22,363	62,182

TOTAL ASSETS	$22,363	$62,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (note 7)	$8,627	$13,155
Total Current Liabilities	8,627	13,155

TOTAL LIABILITIES	8,627	13,155

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares authorized, 926,000 shares issued and outstanding	926	926
Additional paid-in capital	89,274	89,274
Deficit accumulated during the exploration stage	(76,464)	(41,173)
Total Stockholders’ Equity	13,736	49,027

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,363	$62,182

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			from Inception
			(June 21, 2006)
	Year Ended September 30,		to September 30,
	2008	2007	2008
Income	$-	$-	$-

Expenses
Mineral property costs	5,000	27,152	32,152
Professional fees	30,173	13,644	44,561
Office and administrative	962	598	1,788
Total Operating Expenses	36,135	41,394	78,501

Other Income (Expense)
Interest income	844	1,193	2,037
Total Other Income (Expense)	844	1,193	2,037

Net Loss Applicable to Common Shares	$(35,291)	$(40,201)	$(76,464)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.05)

Weighted Average Number of
Common Shares Outstanding	926,000	753,423

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period of Inception (June 21, 2006) to September 30, 2008

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.025 per share, June 27, 2006	200,000	200	4,800	-	5,000

Common shares issued for cash at $.05 per share, August 1, 2006	400,000	400	19,600	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	600,000	600	24,400	(972)	24,028

Common shares issued for cash at $0.20 per share, July 11, 2007	326,000	326	64,874	-	65,200

Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	926,000	926	89,274	(41,173)	49,027

Loss for the year	-	-	-	(35,291)	(35,291)
Balance, September 30, 2008	926,000	$926	$89,274	$(76,464)	$13,736

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative from
			Inception
			(June 21, 2006) to
	Year Ended September 30,		September 30,
	2008	2007	2008

Operating Activities
Loss for the period	$(35,291)	$(40,201)	$(76,464)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	113	3,956	(187)
Increase (decrease) in accounts payable and accrued liabilities	(4,528)	13,155	8,627
Net cash used in operating activities	(39,706)	(23,090)	(68,024)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	-	65,200	90,200
Net cash provided by financing activities	-	65,200	90,200

Net Increase (Decrease) in Cash and Cash Equivalents	(39,706)	42,110	22,176
Cash and Cash Equivalents – Beginning of Period	61,882	19,772	-
Cash and Cash Equivalents – End of Period	$22,176	$61,882	$22,176

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

1.	Organization

Deerfield Resources, Ltd. (the “Company”) was incorporated on June 21, 2006 in the State of Nevada, U.S.A.  It is based in Peterborough, United Kingdom, with an executive office in Jersey City, New Jersey.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration, and development of mineral resource properties.  The Company has the right to conduct exploration work on six mineral mining claims in White Bay, Newfoundland, Canada, and has not yet determined whether these properties contain reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation, the raising of equity capital, and some exploration work.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $22,176 and $61,882 in cash and cash equivalents at September 30, 2008 and 2007, respectively.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on June 21, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies –Continued

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2008	2007

Net loss	$(35,291)	$(40,201)

Weighted average common shares outstanding (Basic)	926,000	753,423
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	926,000	753,423

Net loss per share (Basic and Diluted)	$(0.04)	$(0.05)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (June 21, 2006) to September 30, 2008.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies -Continued

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency  of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies– Continued

Recent Accounting Pronouncements – Continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

3.	Stockholders’ Equity

Authorized Stock

At inception, the Company authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective December 1, 2008, the Company increased the number of authorized common shares to 310,000,000 shares, of which 300,000,000 shares are designated as common stock par value $0.001 per share, and 10,000,000 shares are designated as preferred stock, par value $0.001 per share.

Share Issuances

Effective December 24, 2008, the Company effected a 1 for 5 reverse split of its common stock, under which each stockholder of record on that date received 1 new share of the Corporation’s $0.001 par value stock for every five shares outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 5 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

06/27/06	Shares issued for cash	200,000	$0.025	$5,000
08/01/06	Shares issued for cash	400,000	0.05	20,000
07/11/07	Shares issued for cash	326,000	0.20	65,200

09/30/08	Cumulative Totals	926,000		$90,200

Of these shares, 600,000 were issued to former directors and officers of the Company and 326,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through September 30, 2008 of $76,464 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $23,700 were offset by a valuation allowance, which increased by approximately $12,400 and $14,070 during the year ended September 30, 2008 and 2007, respectively.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

5.	Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the Property) for $40,000.  Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid)	$5,000
On or before October 10, 2007 (paid October 2007)	5,000
On or before October 10, 2008	10,000
On or before October 10, 2009	10,000
On or before October 10, 2010	10,000
TOTAL	$40,000

On November 5, 2008, the Agreement was amended to allow the Company to pay the third payment ($10,000 originally due October 10, 2008) in three installments: $2,500 payable on or before November 7, 2008; $3,750 payable on or before February 10, 2009; and $3,750 payable on or before June 10, 2009.  The Company paid the first installment of $2,500 on November 7, 2008, and is therefore still in compliance with the Agreement.

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of September 30, 2008, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2008, the Company met these obligations.

6.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company has working capital of $13,736 and an accumulated deficit of $76,464.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore, develop and purchase the mineral properties, and the discovery, development and sale of ore reserves.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2008 and 2007

6.	Going Concern and Liquidity Considerations – Continued

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.	Consulting Agreement

On September 9, 2008, the Company entered into a consulting agreement with its former officer and director, who rendered management advisory services for the Company during the period of September 9, 2008 through November 1, 2008.  Total fees for the contract term were $22,176, of which $8,627 was payable at September 30, 2008.

8.	Subsequent Events

On November 3, 2008, the Company received a $35,000 loan from its majority stockholder.  The loan is memorialized by a promissory note, which states a 9% annual interest rate and due date of November 2, 2009 (unless both parties agree to extend).

On November 5, 2008, certain payment terms in the Company’s mineral claim purchase agreement were amended as described in Note 5.

On December 1, 2008, the Company amended its Articles of Incorporation to increase the number of authorized shares from 200,000,000 to 310,000,000.  The Company authorized a 1 for 5 reverse stock split effective December 24, 2008.  As discussed in Note 3, both the amendment and stock split have been retroactively reported for all periods presented in the accompanying financial statements.

In January 2009, the Company plans to issue 31,674,000 shares of its common stock on a post-split basis to its majority stockholder for consulting services rendered during the quarter ended December 31, 2008.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of our senior management, consisting of James Morgon, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 26, 2008, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our Board.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

James W. Morgon	President, Treasurer, Secretary, Director	29	September 9, 2008

The following is a brief account of the business experience during the past five years or more of our director and executive officer.

From November 2007 to August 2008, Mr. Morgon was employed with Chicago Investment Group, New York, New York, as a Senior Vice President, Private Client Services. From February 2007 to May 2007, Mr. Morgon served as a stockbroker and financial adviser with Edward Jones, London, England. From July 2003 to July 2007, Mr. Morgon served as Co-Founder and Financial Director of UA Ltd, Lincolnshire, England, an independent energy consultancy specializing in commercial gas trading. Mr. Morgon began employment with Charden Capital Markets LLC, New York, New York, as part of the Eastern Europe Eurasia Business Development Team as of November 1, 2008. Mr. Morgon is also a Co-Founder and Financial Director of United Fertilisers (UK) Ltd, Cambridgeshire, England, a fertilizer exporter and trader that was founded in July 2006. Mr. Morgon received a Bachelor of Science degree from City University Business School, London, England, in 2001.

Board of Directors

None of our directors receives any remuneration for acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board.  Our Board may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date, due in part to the fact that we presently have only one director.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly we do not have a nominating committee or a committee performing similar functions.  Our sole director, James Morgon, serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President c/o Deerfield Resources, Ltd. at 50 Christopher Columbus Drive, Suite 1606, Jersey City, New Jersey 07302.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2008, 2007, and 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal years ended September 30, 2008, 2007, and 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal years ended September 30, 2008, 2007, and 2006 that received annual compensation during the fiscal years ended September 30, 2008, 2007, and 2006 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change In Pension Value and Non- Qualified Deferred Compen- Sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James W. Morgon, Chief Executive Officer (1)	2008	0	0	0	0	0	0	0	0
Paul McDonald,	2008	0	0	0	0	0	0	0	0
Chief Executive	2007	0	0	0	0	0	0	0	0
Officer (2)	2006	0	0	0	0	0	0	0	0

(1)	Mr. Morgon was appointed our Chief Executive Officer on September 9, 2008.
(2)	Mr. McDonald resigned as our Chief Executive Officer on September 9, 2008.

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

Compensation of Directors

During the fiscal years ended September 30, 2008, 2007, and 2006, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

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

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 26, 2008 by

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1)

James W. Morgon 50 Christopher Columbus Drive, Suite 1606, Jersey City, New Jersey 07302	Common Stock	- 0 - shares	0.00%

All executive officers and sole director as a group (1)	Common Stock	- 0 - shares	0.00%

United Fertilisers (UK) Ltd. 50 Christopher Columbus Drive, Suite 1606, Jersey City, New Jersey 07302	Common Stock	600,000 (2) shares	64.79	% (2)

(1)	Based upon 926,000 shares of our Common Stock issued and outstanding as at December 26, 2008.

(2)	Following the 5:1 Reverse Split effective December 24, 2008 and the planned issuance to UFL of 31,674,000 shares of our Common Stock, UFL will own 32,274,000 shares of the Common Stock, or 99%.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 9, 2008, the Company entered into a consulting agreement with its former officer and director, Paul McDonald, who rendered management advisory services to the Company during the period of September 9, 2008 through November 1, 2008.  Total fees for the contract term were $22,176, of which $8,627 was payable to Mr. McDonald at September 30, 2008.

In consideration of a November 3, 2008 loan from UFL in the amount of $35,000, we issued the Note dated November 3, 2008 to UFL. The Note has a one year term and pays interest at the rate of 9% per annum, compounded annually.

On or about January 5, 2009, we intend to issue 31,674,000 (post Reverse Split) fully paid and non-assessable shares of our Common Stock to UFL, our majority stockholder, for services rendered to us during the quarter ended December 31, 2008.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 21, 2006 (1)

3.2	3.1	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 11, 2008 (2)

3.3	3.2	By-Laws of Registrant (1)

10.1	10	Mineral Claim Purchase Agreement by and between the Registrant and ASK Prospecting and Guiding Inc. (“ASK”) dated October 10, 2006

10.2	*	Mineral Claim Purchase Agreement amendment by and between the Registrant and ASK Prospecting and Guiding Inc. dated November 5, 2008

14	14	Code of Ethics (3)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)
Filed with the SEC on December 26, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-139660) on Form SB-2, which exhibit is incorporated herein by reference.

(2)
Filed with the SEC on December 17, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K (SEC File No. 333-139660), which exhibit is incorporated herein by reference.

(3)
Filed with the SEC on December 27, 2007 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-KSB (SEC File No. 333-140148), which exhibit is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007
Audit fees (1)	$8,900	$6,175
Audit-related fees (2)	0	0
Tax fees (3)	275	275
All other fees (4)	0	0
Total fees	$9,175	$6,450

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-QSB, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our Board performs the functions of an audit committee.  Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2008	DEERFIELD RESOURCES, LTD.

	By:	/s/ James W. Morgon
James W. Morgon
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James W. Morgon	President, Treasurer, Chief	December 27, 2008
James W. Morgon	Executive Officer, Chief Financial and Accounting Officer

Board of Directors

/s/ James W. Morgon	Director	December 27, 2008
James W. Morgon