Form 10-Q
period 2008-12-31
Deerfield Resources, Ltd.
filed 2009-02-17
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-139660

DEERFIELD RESOURCES, LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	1000	98-0506246
(State or other jurisdiction of Incorporation or organization)	(Primary SIC Number)	(IRS Employer ID Number)

50 Christopher Columbus Drive
Suite 1606, Jersey City, NJ 07302
(800)526-1147
(Address and telephone number of principal executive offices)

513 Mariners Way
Collingwood, Ontario Canada L9Y5C7
 (Former address of principal executive offices)

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 32,600,000 shares of Common Stock outstanding as of February 16, 2009.

DEERFIELD RESOURCES, LTD.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	1

	Interim Statements of Operations (unaudited)	2

	Interim Statement of Changes In Stockholders’ Equity (Deficit) (unaudited)	3

	Interim Statements of Cash Flows (unaudited)	4

	Notes to the Unaudited Interim Financial Statements	5

Item 2	Management’s Discussion and Analysis or Plan of Operation	12

Item 4T	Controls and Procedures	13

Part II Other Information		14

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	15

Signatures

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2008 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2009.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$3,474	$22,176
Prepaid expenses	-	187
Total Current Assets	3,474	22,363

TOTAL ASSETS	$3,474	$22,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$29,520	$8,627
Notes payable – related party (note 6)	35,000	-
Accrued interest, notes payable – related party (note 6)	501	-
Total Current Liabilities	65,021	8,627

TOTAL LIABILITIES	65,021	8,627

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares authorized, 32,600,000 (926,000 - September 30, 2008) shares issued and outstanding	32,600	926
Additional paid-in capital	89,274	89,274
Deficit accumulated during the exploration stage	(183,421)	(76,464)
Total Stockholders’ Equity (Deficit)	(61,547)	13,736

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$3,474	$22,363

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
			from Inception
			(June 21, 2006)
	Three Months Ended December 31,		to December 31,
	2008	2007	2008
Income	$-	$-	$-

Expenses
Mineral property costs	2,500	5,000	34,652
Professional fees	103,956	6,786	148,517
Office and administrative	-	337	1,788
Total Operating Expenses	106,456	12,123	184,957

Other Income (Expense)
Interest income	-	330	2,037
Interest expense	(501)	-	(501)
Total Other Income (Expense)	(501)	330	1,536

Net Loss Applicable to Common Shares	$(106,957)	$(11,793)	$(183,421)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.01)

Weighted Average Number of Common Shares Outstanding	1,622,132	926,000

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (June 21, 2006) to December 31, 2008

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.025
per share, June 27, 2006	200,000	200	4,800	-	5,000

Common shares issued for cash at $.05 per
share, August 1, 2006	400,000	400	19,600	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	600,000	600	24,400	(972)	24,028

Common shares issued for cash at $0.20 per
share, July 11, 2007	326,000	326	64,874	-	65,200

Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	926,000	926	89,274	(41,173)	49,027

Loss for the year	-	-	-	(35,291)	(35,291)
Balance, September 30, 2008	926,000	926	89,274	(76,464)	13,736

Common shares issued for services at $0.001
per share, December 29, 2008	31,674,000	31,674	-	-	31,674

Loss for the period (unaudited)	-	-	-	(106,957)	(106,957)
Balance, December 31, 2008 (unaudited)	32,600,000	$32,600	$89,274	$(183,421)	$(61,547)

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

Operating Activities
Loss for the period	$(106,957)	$(11,793)	$(183,421)
Adjustments to reconcile net loss to net cash
used in operations
Issuance of common stock for consulting services	31,674	-	31,674
Changes in operating assets and liabilities:
Decrease in prepaid expenses	187	300	-
Increase (decrease) in accounts payable	20,893	(9,917)	29,520
Increase in accrued interest, notes payable – related party	501	-	501
Net cash used in operating activities	(53,702)	(21,410)	(121,726)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Proceeds from notes payable – related party	35,000	-	35,000
Issuance of common stock for cash	-	-	90,200
Net cash provided by financing activities	35,000	-	125,200

Net Increase (Decrease) in Cash and Cash Equivalents	(18,702)	(21,410)	3,474
Cash and Cash Equivalents – Beginning of Period	22,176	61,882	-
Cash and Cash Equivalents – End of Period	$3,474	$40,472	$3,474

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

1.	Organization

Deerfield Resources, Ltd. (the “Company”) was incorporated on June 21, 2006 in the State of Nevada, U.S.A.  It is based in Jersey City, New Jersey where it has its executive offices.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration, and development of mineral resource properties.  The Company has the right to conduct exploration work on six mineral mining claims in White Bay, Newfoundland, Canada, and has not determined whether these properties contain reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation, the raising of equity capital, and some exploration work.

The Company recently decided to refocus its business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly-held company.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  Until recently, the Company had been devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,474 and $22,176 in cash and cash equivalents at December 31, 2008 and September 30, 2008, respectively.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2008	2007

Net loss	$(106,957)	$(11,793)

Weighted average common shares outstanding (Basic)	1,622,132	926,000
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	1,622,132	926,000

Net loss per share (Basic and Diluted)	$(0.07)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

2.	Significant Accounting Policies -Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (June 21, 2006) to December 31, 2008.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Recently Issued Accounting Pronouncements

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

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

2.	Significant Accounting Policies– Continued

Recently Issued Accounting Pronouncements – Continued

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

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

3.	Stockholders’ Equity- Continued

Share Issuances

On December 24, 2008, the Company effected a 1 for 5 reverse split of its common stock, under which each stockholder of record on that date received 1 new share of the Corporation’s $0.001 par value stock for every five shares outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 5 reverse split:

		Price Per
Date	Description	Shares	Share	Amount

06/27/06	Stock issued for cash	200,000	$0.025	$5,000
08/01/06	Stock issued for cash	400,000	0.05	20,000
07/11/07	Stock issued for cash	326,000	0.20	65,200
12/26/08	Stock issued for services (note 6)	31,674,000	0.001	31,674

12/31/08	Cumulative Totals	32,600,000		$121,874

Of these shares, 600,000 were issued to former directors and officers of the Company, 31,674,000 to its majority stockholder, and 326,000 to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through December 31, 2008 of $183,421 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $64,000 were offset by a valuation allowance, which increased by approximately $37,000 and $4,000 during the three months ended December 31, 2008 and 2007, respectively.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

5.	Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the Property) for $40,000.  Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid)	$5,000
On or before October 10, 2007 (paid)	5,000
On or before October 10, 2008	10,000
On or before October 10, 2009	10,000
On or before October 10, 2010	10,000
TOTAL	$40,000

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of December 31, 2008, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2008, the Company met these obligations.

6.	Related Party Transactions

On November 3, 2008, the Company received $35,000 from its majority stockholder (the “Stockholder”) pursuant to an unsecured promissory note, bearing an annual interest rate of 9% with a maturity date of November 2, 2009. Interest expense and accrued interest as of and for the period ended December 31, 2008 totaled $501.

During the quarter ended December 31, 2008, the Stockholder rendered consulting services totaling $31,674, for which it received 31,674,000 shares of the Company’s common stock issued at par value $0.001.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
December 31, 2008

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company has a working capital deficiency of $61,547 and an accumulated deficit of $183,421.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We were incorporated in the State of Nevada on June 21, 2006.  We were formed to engage in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Newfoundland, Canada on which we hold certain mining claims.

We recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly-held company.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we may be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the mining claims purchase agreement we signed in October 2006, as it was amended on November 5, 20081.

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

Results of Operations

We are an exploration stage company and have generated minimal revenues from operations to date.

We incurred operating expenses of $106,456 and $12,123 for the three months ended December 31, 2008 and 2007, respectively.  These expenses consisted primarily of mineral property costs and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

1 $3,750 due on or before February 10, 2009 (paid); $3,750 due on or before June 10, 2009; and $10,000 due on or before October 10, 2009, each with a thirty day grace period.

We generated no operational revenues for each of the three month periods ended December 31, 2008 and 2007, respectively, but did generate $330 in interest income for the three month period ended December 31, 2007 compared to a $501 interest expense for the three months ended December 31, 2008.  Our net loss for the three months ended December 31, 2008 and 2007 was $106,957 and $11,793, respectively.

Our external auditors issued a going concern opinion on our September 30, 2008 audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.

Liquidity and Capital Resources

At December 31, 2008, we had cash in the bank of $3,474.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our current needs for cash, on November 3, 2008 we received $35,000 from our majority stockholder pursuant to a 9% unsecured promissory note with a maturity date of November 2, 2009. We believe these proceeds will be sufficient to meet our administrative expenses for the next three months. We will, however, be required to raise additional capital over the next six months to meet our current administrative expenses, and we may also do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or principal stockholder. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports we file pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2008, we issued 31,674,000 (on a post-reverse split basis) fully paid and non-assessable shares of our common stock, par value $0.001 per share (the “Common Stock”) to United Fertilisers, Ltd. (“UFL”), our majority stockholder, for $31,674 in services rendered to us during the quarter ended December 31, 2008.  This issuance of shares to UFL was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction not involving a public offering.  The certificate evidencing the shares bears a legend restricting its transfer.  UFL currently owns an additional 600,000 shares of our Common Stock, on a post-reverse split (discussed below) basis.

Item 4. Submission of Matters to a Vote of Security Holders

As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on December 17, 2008, on December 1, 2008, our stockholders and Board of Directors approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on December 11, 2008, to effect an increase in the number of our authorized capital shares to 310,000,000 shares, of which 300,000,000 shares are designated as common stock, par value $0.001 per share, and 10,000,000 shares are designated as preferred stock, par value $0.001 per share.

Item 5. Other Information

On December 1, 2008, our Board of Directors approved a one-for-five (1:5) reverse split of our Common Stock. The reverse split was legally effective as of the close of business on Wednesday, December 24, 2008 and following NASDAQ approval, the market effective date for the reverse stock split was January 8, 2009. As a result of the reverse stock split, every five shares of our old Common Stock were converted into one share of our new Common Stock.

NASDAQ issued a new symbol under which our Common Stock will trade. That symbol is “DFEL.”  A new CUSIP number has been issued for our new Common Stock (“244535 209”) to distinguish stock certificates issued after the effective date of the reverse stock split. Our old CUSIP number was “244535 100.”

Item 6.  Exhibits

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009	DEERFIELD RESOURCES, LTD.

	By:		/s/ James W. Morgon
		Name:	James W. Morgon
		Title:	Principal Executive Officer and Principal Financial Officer