Form 10-Q
period 2009-03-31
Deerfield Resources, Ltd.
filed 2009-05-20
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-139660

DEERFIELD RESOURCES, LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	1000	98-0506246
(State or other jurisdiction of	(Primary SIC Number)	(IRS Employer ID Number)
Incorporation or organization)

c/o Gottbetter & Partners, LLP
488 Madison Avenue, 12th Floor
New York, New York 10022
(212) 400-6900
(Address and telephone number of principal executive offices)

50 Christopher Columbus Drive
Suite 1606, Jersey City, NJ 07302
 (Former address of principal executive offices)

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 32,600,000 shares of Common Stock outstanding as of May 15, 2009.

DEERFIELD RESOURCES, LTD.

TABLE OF CONTENTS

		Page
Part I Financial Information

Item 1	Financial Statements

	Balance Sheets (unaudited)	2

	Interim Statements of Operations (unaudited)	3

	Interim Statement of Stockholders’ Equity (Deficit) (unaudited)	4

	Interim Statements of Cash Flows (unaudited)	5

	Notes to the Unaudited Interim Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	13

Item 4T	Controls and Procedures	14

Part II Other Information		15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	16

Signatures

Exhibit – Certification of Principal Executive Officer and Principal Financial Officer

Exhibit – Certification of Chief Executive Officer and Chief Financial Officer

ii

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2008 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2009.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	March 31,	September 30,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$-	22,176
Prepaid expenses	-	187
Total Current Assets	-	22,363

TOTAL ASSETS	$-	22,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$22,537	8,627
Notes payable – related parties (note 6)	60,950	-
Accrued interest, notes payable – related parties (note 6)	1,360	-
Total Current Liabilities	84,847	8,627

TOTAL LIABILITIES	84,847	8,627

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 32,600,000 (926,000 - September 30, 2008) shares issued and outstanding	32,600	926
Additional paid-in capital	89,274	89,274
Deficit accumulated during the exploration stage	(206,721)	(76,464)
Total Stockholders’ Equity (Deficit)	(84,847)	13,736

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$-	22,363

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(June 21, 2006)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2009	2008	2009	2008	2009
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	3,750	-	6,250	5,000	38,402
Professional fees	18,630	3,431	64,864	10,217	100,798
Office and administrative	60	53	57,783	390	68,198
Total Operating Expenses	22,440	3,484	128,897	15,607	207,398

Other Income (Expense)
Interest income	-	239	-	569	2,037
Interest expense	(860)	-	(1,360)	-	(1,360)
Total Other Income (Expense)	(860)	239	(1,360)	569	677

Net Loss Applicable to Common Shares	$(23,300)	$(3,245)	$(130,257)	$(15,038)	$(206,721)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of
Common Shares Outstanding	32,600,000	926,000	17,025,492	926,000

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (June 21, 2006) to March 31, 2009

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.025
per share, June 27, 2006	200,000	200	4,800	-	5,000

Common shares issued for cash at $.05 per
share, August 1, 2006	400,000	400	19,600	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	600,000	600	24,400	(972)	24,028

Common shares issued for cash at $0.20 per
share, July 11, 2007	326,000	326	64,874	-	65,200

Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	926,000	926	89,274	(41,173)	49,027

Loss for the year	-	-	-	(35,291)	(35,291)
Balance, September 30, 2008	926,000	926	89,274	(76,464)	13,736

Common shares issued for services at $0.001
per share, December 29, 2008 (unaudited)	31,674,000	31,674	-	-	31,674

Loss for the period (unaudited)	-	-	-	(130,257)	(130,257)
Balance, March 31, 2009 (unaudited)	32,600,000	$32,600	$89,274	$(206,721)	$(84,847)

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Six Months Ended March 31,		March 31,
	2009	2008	2009

Operating Activities
Loss for the period	$(130,257)	$(15,038)	$(206,721)
Adjustments to reconcile net loss to net cash
used in operations
Issuance of common stock for consulting services	31,674	-	31,674
Changes in operating assets and liabilities:
Decrease in prepaid expenses	187	300	-
Increase (decrease) in accounts payable	13,910	(8,546)	22,537
Increase in accrued interest, notes payable – related party	1,360	-	1,360
Net cash used in operating activities	(83,126)	(23,284)	(151,150)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Proceeds from notes payable – related party	60,950	-	60,950
Issuance of common stock for cash	-	-	90,200
Net cash provided by financing activities	60,950	-	151,150

Net Increase (Decrease) in Cash and Cash Equivalents	(22,176)	(23,284)	-
Cash and Cash Equivalents – Beginning of Period	22,176	61,882	-
Cash and Cash Equivalents – End of Period	$-	$38,598	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
March 31, 2009

1.	Organization

Deerfield Resources, Ltd. (the “Company”) was incorporated on June 21, 2006 in the State of Nevada, U.S.A.  It is based in New York, New York where it has its executive offices.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

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

The Company recently decided to refocus its business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits, and cash flow in order to financially accommodate the costs of being a publicly-held company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $22,176 in cash and cash equivalents at March 31, 2009 and September 30, 2008, respectively.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
March 31, 2009

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net loss	$(23,300)	$(3,245)	$(130,257)	$(15,038)

Weighted average common shares	32,600,000	926,000	17,025,492	926,000
outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	32,600,000	926,000	17,025,492	926,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
March 31, 2009

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

2.	Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (June 21, 2006) to March 31, 2009.

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
March 31, 2009

2.	Significant Accounting Policies – Continued

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

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
March 31, 2009

3.	Stockholders’ Equity - Continued

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

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through March 31, 2009 of $206,721 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $72,300 were offset by a valuation allowance, which increased by approximately $45,590 and $5,200 during the six months ended March 31, 2009 and 2008, respectively.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
March 31, 2009

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

On November 5, 2008, the Agreement was amended to allow the Company to pay the third payment ($10,000 originally due October 10, 2008) in three installments: $2,500 payable on or before November 7, 2008; $3,750 payable on or before February 10, 2009; and $3,750 payable on or before June 10, 2009.  The Company paid the first two installments totaling $6,250, and is therefore still in compliance with the Agreement.

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of March 31, 2009, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of March 31, 2009, the Company met these obligations.

6.	Related Party Transactions

On November 3, 2008, the Company received $35,000 from its majority stockholder (the “Stockholder”) pursuant to an unsecured promissory note, bearing an annual interest rate of 9% with a maturity date of November 2, 2009.  On March 18, 2009, the Company received an additional $25,950 from the Stockholder pursuant to an unsecured convertible promissory note, bearing an annual interest rate of 9% with a maturity date of March 17, 2010.  Interest expense and accrued interest as of and for the period ended March 31, 2009 totaled $1,360. The price and terms for which the note may be convertible into shares of the Company's common stock shall be mutually agreed upon by the Company and the Stockholder at a later date.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
March 31, 2009

During the quarter ended December 31, 2008, the Stockholder rendered consulting services totaling $31,674, for which it received 31,674,000 shares of the Company’s common stock issued at par value $0.001.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company has a working capital deficiency of $84,847 and an accumulated deficit of $206,721.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

We incurred operating expenses of $22,440 and $128,897 for the three months and six months ended March 31, 2009 as opposed to $3,484 and $15,607 for the three months and six months ended March 31, 2008.  These expenses consisted primarily of mineral property costs and professional and administrative fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.
____________________
  1 $3,750 due on or before February 10, 2009 (paid); $3,750 due on or before June 10, 2009; and $10,000 due on or before October 10, 2009, each with a thirty day grace period.

We generated no operational revenues for each of the three and six month periods ended March 31, 2009 and 2008, respectively, and generated no interest income for the three and six month period ended March 31, 2009 although we did earn $239 and $569 in interest income for the three and six month periods ended March 31, 2008, respectively.  Our net loss for the three and six months ended March 31, 2009 was $23,300 and $130,257, respectively, and for the three and six months ended March 31, 2008 was $3,245 and $15,038, respectively.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents in the bank of $0.00, as opposed to $22,176 at December 31, 2008.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our recent needs for cash, on March 18, 2009 we received $25,950 from our majority stockholder pursuant to a 9% unsecured promissory note with a maturity date of September 18, 2010. These proceeds are not sufficient to meet our current administrative expenses or those expected during the next three months. We will, therefore, be required to raise additional capital over the next three to six months to meet our current administrative expenses, and we may also do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or principal stockholder. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2009, we issued an 18 month, 9% convertible promissory note to our majority stockholder in the principal amount of $25,950, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.   There was no underwriter involved in this transaction and no underwriting discounts or commissions paid in connection with this sale.

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

____________________
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

DEERFIELD RESOURCES, LTD.

Date: May 20, 2009	By:	/s/ James W. Morgon
Name: James W. Morgon
Title: Principal Executive Officer and Principal Financial Officer