Form 10-Q
period 2009-06-30
Deerfield Resources, Ltd.
filed 2009-08-14
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 32,600,000 shares of Common Stock outstanding as of August 10, 2009.

DEERFIELD RESOURCES, LTD.

TABLE OF CONTENTS

ii

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2008 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2009.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	June 30,	September 30,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$547	$22,176
Prepaid expenses	-	187
Total Current Assets	547	22,363

TOTAL ASSETS	$547	$22,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$6,222	$8,627
Notes payable – related parties (note 6)	100,950	-
Accrued interest, notes payable – related parties (note 6)	3,123	-
Total Current Liabilities	110,295	8,627

TOTAL LIABILITIES	110,295	8,627

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares
authorized, 32,600,000 (926,000 - September 30, 2008) shares issued and outstanding	32,600	926
Additional paid-in capital	89,274	89,274
Deficit accumulated during the exploration stage	(231,622)	(76,464)
Total Stockholders’ Equity (Deficit)	(109,748)	13,736

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$547	$22,363

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(June 21, 2006)
	Three Months Ended June 30,		Nine Months Ended June 30,		to June 30,
	2009	2008	2009	2008	2009
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	3,750	-	10,000	5,000	42,152
Professional fees	19,284	4,535	141,871	14,752	186,432
Office and administrative	105	38	165	428	1,953
Total Operating Expenses	23,139	4,573	152,036	20,180	230,537

Other Income (Expense)
Interest income	-	152	-	721	2,037
Interest expense	(1,762)	-	(3,122)	-	(3,122)
Total Other Income (Expense)	(1,762)	152	(3,122)	721	(1,085)

Net Loss Applicable to Common Shares	$(24,901)	$(4,421)	$(155,158)	$(19,459)	$(231,622)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of
Common Shares Outstanding	32,600,000	926,000	22,236,081	926,000

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (June 21, 2006) to June 30, 2009

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.025
per share, June 27, 2006	200,000	200	4,800	-	5,000

Common shares issued for cash at $.05 per
share, August 1, 2006	400,000	400	19,600	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	600,000	600	24,400	(972)	24,028

Common shares issued for cash at $0.20 per
share, July 11, 2007	326,000	326	64,874	-	65,200

Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	926,000	926	89,274	(41,173)	49,027

Loss for the year	-	-	-	(35,291)	(35,291)
Balance, September 30, 2008	926,000	926	89,274	(76,464)	13,736

Common shares issued for services at $0.001
per share, December 29, 2008	31,674,000	31,674	-	-	31,674

Loss for the period (unaudited)	-	-	-	(155,158)	(155,158)
Balance, June 30, 2009 (unaudited)	32,600,000	$32,600	$89,274	$(231,622)	$(109,748)

The accompanying notes are an integral part of these unaudited financial statements.

Deerfield Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Nine Months Ended June 30,		June 30,
	2009	2008	2009

Operating Activities
Loss for the period	$(155,158)	$(19,459)	$(231,622)
Adjustments to reconcile net loss to net cash used in operations
Issuance of common stock for consulting services	31,674	-	31,674
Changes in operating assets and liabilities:
Decrease in prepaid expenses	187	300	-
Increase (decrease) in accounts payable	(2,405)	(7,980)	6,222
Increase in accrued interest, notes payable – related party	3,123	-	3,123
Net cash used in operating activities	(122,579)	(27,139)	(190,603)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Proceeds from notes payable – related party	100,950	-	100,950
Issuance of common stock for cash	-	-	90,200
Net cash provided by financing activities	100,950	-	191,150

Net Increase (Decrease) in Cash and Cash Equivalents	(21,629)	(27,139)	547
Cash and Cash Equivalents – Beginning of Period	22,176	61,882	-
Cash and Cash Equivalents – End of Period	$547	$34,743	$547

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $547 and $22,176 in cash and cash equivalents at June 30, 2009 and September 30, 2008, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(24,901)	$(4,421)	$(155,158)	$(19,459)

Weighted average common shares	32,600,000	926,000	22,236,081	926,000
outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	32,600,000	926,000	22,236,081	926,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

2.	Significant Accounting Policies -Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized or unrealized exchange gain or losses were recorded from inception (June 21, 2006) to June 30, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

2.	Significant Accounting Policies– Continued

Recently Issued Accounting Pronouncements – Continued

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

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

Effective December 1, 2008, the Company increased the number of authorized common shares to 310,000,000 shares, of which 300,000,000 shares are designated as common stock par value $0.001 per share, and 10,000,000 shares (decreased from 100,000,000 shares) are designated as preferred stock, par value $0.001 per share.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

3.	Stockholders’ Equity- Continued

Share Issuances

On December 24, 2008, the Company effected a 1 for 5 reverse split of its common stock, under which each stockholder of record on that date received 1 new share of the Corporation’s $0.001 par value stock for every five shares outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 5 reverse split:

			Price Per
Date	Description	Shares	Share	Amount
06/27/06	Stock issued for cash	200,000	$0.025	$5,000
08/01/06	Stock issued for cash	400,000	0.05	20,000
07/11/07	Stock issued for cash	326,000	0.20	65,200
12/26/08	Stock issued for services (note 6)	31,674,000	0.001	31,674
06/30/09	Cumulative Totals	32,600,000		$121,874

Of these shares, 600,000 were issued to former directors and officers of the Company, 31,674,000 to its majority stockholder, and 326,000 to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through June 30, 2009 of $231,622 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $80,000 were offset by a valuation allowance, which increased by approximately $56,300 and $6,800 during the nine months ended June 30, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.  The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or 2008.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

5.	Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the “Agreement”) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the “Property”) for $40,000.  Payments on the Property are payable as follows (each with a 30 day grace period):

Upon signing of the agreement and transfer of title (paid)	$5,000
On or before October 10, 2007 (paid)	5,000
On or before October 10, 2008	10,000
On or before October 10, 2009	10,000
On or before October 10, 2010	10,000
TOTAL	$40,000

On November 5, 2008, the Agreement was amended to allow the Company to pay the third payment ($10,000 originally due October 10, 2008) in three installments: $2,500 payable on or before November 7, 2008 (paid); $3,750 payable on or before February 10, 2009 (paid); and $3,750 payable on or before June 10, 2009 (paid August 13, 2009).

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of June 30, 2009, the Company has spent the recommended money on property option payments and exploration work on the Property (except for the $3,750 due by June 10, 2009).

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of June 30, 2009, the Company met these obligations.

6.	Related Party Transactions

On November 3, 2008, the Company received $35,000 from its majority stockholder (the “Stockholder”) pursuant to an unsecured promissory note, bearing an annual interest rate of 9% with a maturity date of November 2, 2009.  On March 18, 2009, the Company received an additional $25,950 from the Stockholder pursuant to an unsecured promissory note, bearing an annual interest rate of 9% with a maturity date of March 17, 2010.

On May 21, 2009, the Company received an additional $40,000 from the Stockholder pursuant to an unsecured convertible promissory note, bearing an annual interest rate of 9% with a maturity date of

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
June 30, 2009

6.	Related Party Transactions - Continued

November 22, 2010.  Subject to prior conversion, interest and principal are due on the note on November 22, 2010. The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

Interest expense and accrued interest as of and for the period ended June 30, 2009 totaled $3,122.

During the quarter ended December 31, 2008, the Stockholder rendered consulting services totaling $31,674, for which it received 31,674,000 shares of the Company’s common stock issued at par value $0.001, which management deemed to be fair market value at issuance.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2009, the Company has a working capital deficiency of $109,748 and an accumulated deficit of $231,622.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2009 and determined there are no items to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We incurred operating expenses of $23,139 and $152,036 for the three months and nine months ended June 30, 2009 as opposed to $4,573 and $20,180 for the three months and nine months ended June 30, 2008.  These expenses consisted primarily of mineral property costs and professional and administrative fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. A large part of these increases in the three and nine month periods ended June 30, 2009 resulted from increased legal and accounting fees.

1 $3,750 due on or before February 10, 2009 (paid); $3,750 due on or before June 10, 2009 (paid August 13, 2009); and $10,000 due on or before October 10, 2009, each with a thirty day grace period.

We generated no operational revenues for each of the three and nine month periods ended June 30, 2009 and 2008, respectively, and generated no interest income for the three and nine month periods ended June 30, 2009 although we did earn $152 and $721 in interest income for the three and nine month periods ended June 30, 2008, respectively.  Our net loss for the three and nine months ended June 30, 2009 was $24,901 and $155,158, respectively, and for the three and nine months ended June 30, 2008 was $4,421 and $19,459, respectively.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents in the bank of $547, as opposed to $22,176 at September 30, 2008.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our recent needs for cash, on May 21, 2009 we received $40,000 from our majority stockholder pursuant to a 9% unsecured promissory note with a maturity date of November 22, 2010. These proceeds are not sufficient to meet our current administrative expenses or those expected during the next three months. We will, therefore, be required to raise additional capital over the next three to six months to meet our current administrative expenses, and we may also do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or principal stockholder. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2009, we issued an 18 month, 9% convertible promissory note to our majority stockholder in the principal amount of $40,000, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.   There was no underwriter involved in this transaction and no underwriting discounts or commissions paid in connection with this sale.

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

Date: August 14, 2009	DEERFIELD RESOURCES, LTD.

	By:	/s/ James W. Morgon
Name: James W. Morgon
Title: Principal Executive Officer and Principal Financial Officer