Form 10-K
period 2009-09-30
Deerfield Resources, Ltd.
filed 2009-12-24
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: September 30, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number 333-139660

DEERFIELD RESOURCES, LTD.

 (Exact name of small business issuer as specified in its charter)

Nevada	98-0506246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Gottbetter & Partners, LLP, 488 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (212) 400-6900

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of December 21, 2009, there were 32,600,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 326,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $0 on March 31, 2009 as our stock did not then and does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Deerfield Resources, Ltd.

PART I

ITEM 1.          BUSINESS

Business Development

We were incorporated in the State of Nevada on June 21, 2006.  We were formed as an exploration stage company to be engaged in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Newfoundland, Canada on which we hold certain mining claims.

As of the date of this filing, we have taken the following steps in the execution of our original business plan:  In October 2006, we executed an agreement to purchase (the “Purchase Agreement”) six mining claims (the “Claims”) on certain properties located in White Bay, Newfoundland, Canada (the “Properties”).  Under the terms of the Purchase Agreement, as amended, we are obligated to pay $40,000 for the Claims over a four year period.  Under the Claims, we have the right to explore for gold on the Properties.  To date, we have paid $30,000 towards the Claims.  Additionally, pursuant to the terms of the Purchase Agreement, we are required to make exploration expenditures of $50,000 over the four year period from the date of the execution of the Purchase Agreement. To date, we have expended approximately $22,150 on a preliminary program of geological mapping and trenching on the Properties.  Our trenching program started on August 20, 2007, and terminated on September 5, 2007. We did not discover any economic quantities of minerals through our trenching program and we do not claim to have any minerals or reserves whatsoever at this time on any of the Properties.

We decided prior to the end of our fiscal year ended September 30, 2008 to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We are currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

Change in Company Ownership and Control

On September 9, 2008, United Fertilisers (UK) Limited (“UFL”) acquired an aggregate of six hundred thousand (600,000) shares of our common stock, $0.001 par value per share (on a post-Reverse Split basis (See “Reverse Stock Split” below) (the “Common stock”), from two of our former stockholders in arms-length, third party transactions. The shares of Common Stock purchased by UFL represented sixty four and eight-tenths percent (64.8%) of our outstanding voting capital stock. This transaction is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2008.

On December 29, 2008, we issued 31,674,000 (on a post-Reverse Split basis) fully paid and non-assessable shares of our Common Stock to UFL, our majority stockholder, for $31,674 in services rendered to us during the quarter ended December 31, 2008. UFL now owns 99% of our outstanding Common Stock.

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

Reverse Stock Split

By written consent dated December 1, 2008, our Board approved a one-for-five (1:5) reverse split of our Common Stock (the “Reverse Split”). The Reverse Split was effective as of the close of business on Wednesday, December 24, 2008 and following FINRA approval, the market effective date for the Reverse Split was January 9, 2009.  As a result of the Reverse Split, every five shares of our Common Stock were converted into one share of our Common Stock.   FINRA issued a new symbol (“DFEL”) under which our Common Stock trades.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended September 30, 2009 and 2008, we made no expenditures on research and development.

Employees

As of December 21, 2009, our only employee is our sole executive officer.

Offices

Our offices are c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022.  Our telephone number is (212) 400-6900.

ITEM 1A.       RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We do not own any property. We maintain our statutory registered agent's office c/o VCorp Services, LLC, at 1409 Bonita Avenue, Las Vegas, NV 89104 and our business office is c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022.

Our only other property consists of the Claims.  The Properties on which the Claims are based are located approximately two kilometers south of the community of Jackson’s Arm in White Bay, Newfoundland, Canada, and owned by the Department of Natural Resources of Newfoundland and Labrador.

ITEM 3.          LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since September 26, 2007 our Common Stock has been listed for quotation on the Over-the-Counter Bulletin Board, originally under the symbol “DFRS”.  Our symbol changed to “DFEL” in connection with our name change to Deerfield Resources, Ltd.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB by the Nasdaq Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2009	$0.25	$0.25
June 30, 2009	$0.25	$0.25
January 8 through March 31, 2009*	$0.30	$0.25
January 1 through January 8, 2009	$0.25	$0.15
December 31, 2008	$0.25	$0.25

September 30, 2008	$0.25	$0.25
June 30, 2008	$0.25	$0.25
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.25	$0.25

* After a 1 for 5 reverse stock split.

Holders

Of the 32,600,000 shares of common stock outstanding as of December 21, 2009 held by 28 shareholders of record, - 0 - shares are owned by our officers and directors.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividend in the foreseeable future.

Recent Sales of Unregistered Securities

On August 13, 2009, we issued an 18 month, 9% convertible promissory note to UFL, our majority stockholder, in the principal amount of $25,000, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).   This note bears a legend restricting its transfer.  There was no underwriter involved in this transaction and no underwriting discounts or commissions were paid in connection with this sale.

On November 2, 2009, we signed a six month loan extension with UFL relating to a 12 month, 9% promissory note issued on November 3, 2008 in the principal amount of $35,000 and due for payment on November 3, 2009.  This loan extension agreement was executed pursuant to a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Act.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under any such plans.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended September 30, 2009 and 2008

We are still in our exploration stage and have generated no revenues to date.

We incurred total operating expenses of $171,610 and $36,135 for the years ended September 30, 2009 and 2008, respectively. Mineral property costs increased $5,000 to $10,000 in the year ended September 30, 2009 from $5,000 in the year ended September 30, 2008, and professional fees increased to $161,590 in the fiscal year ended September 30, 2009 from $30,173 in the fiscal year ended September 30, 2008.  The increase in professional fees in the fiscal year ended September 30, 2009 related primarily to our corporate actions (including, but not limited to, change of authorized capital stock and reverse stock split) during the year, the preparation and filing of our periodic reports and closings of interim financings from our principal stockholder.

Our net losses for the years ended September 30, 2009 and 2008 were $(177,319) and $(35,291), respectively.

We have generated no revenues and our net operating loss from inception through September 30, 2009 was $(253,783).

Liquidity and Capital Resources

Our cash and cash equivalents balance as of September 30, 2009 was $2,755.

We are an exploration stage company and currently have no operations.

We do not have sufficient funds on hand to pursue our business objectives for the near future or to commence operations without seeking additional funding. We currently do not have a specific plan of how we will obtain such funding.

Loans to the Company

In consideration of working capital loans to us, we issued to UFL, our majority stockholder, a 12 month, 9% promissory note on November 3, 2008 in the principal amount of $35,000, an 18 month, 9% convertible promissory note on March 18, 2009 in the principal amount of $25,950, an 18 month, 9% convertible promissory note on May 21, 2009 in the principal amount of $40,000 and an 18 month, 9% convertible promissory note on August 13, 2009 in the principal amount of $25,000.  The payment date on the 12 month note dated November 3, 2008 has been extended to May 2, 2010.

We have minimal operating costs and expenses at the present time due to our limited business activities.  We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses, and, additionally, we may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of our equity or debt securities to, or loans from, our majority stockholder, or from our sole officer and director.  There is no assurance that additional financing will be available from these or other sources, or, if available, that it will be on terms favorable to us.

Going Concern

Our auditors have included an explanatory paragraph in their report on our financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds. We believe that we will be able to raise the required funds for operations and to achieve our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9A.[T] CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Deerfield Resources, Ltd. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Under the supervision and with the participation of our senior management, consisting of James W. Morgon, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2009; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (the “SEC”) that permit us to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of December 21, 2009, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

James W. Morgon	President, Chief Executive Officer, Chief Financial Officer Treasurer, Secretary and Director	30	September 9, 2008

The following is a brief account of the business experience during the past five years or more of each of our director and executive officer.

From July 2003 to July 2007, Mr. Morgon served as Co-Founder and Financial Director of UA Ltd, Lincolnshire, England, an independent energy consultancy specializing in commercial gas trading. Mr. Morgon is also a Co-Founder and Financial Director of United Fertilisers (UK) Ltd, Cambridgeshire, England, a fertilizer exporter and trader that was founded in July 2006. From November 2007 to August 2008, Mr. Morgon was employed with Chicago Investment Group, New York, New York, as a Senior Vice President, Private Client Services. Mr. Morgon worked briefly with Chardan Capital Markets LLC, New York, New York, as part of the Eastern Europe Eurasia Business Development Team from November 1, 2008 to February 2009 before joining Livra Bank of Sao Paulo Brazil where he was employed until July 2009. As of July 2009 Mr. Morgon is a Director of Fern Advisors UK Ltd, London, UK.  Mr. Morgon received a Bachelor of Science degree from City University Business School, London, England, in 2001.

Board of Directors

Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date, due in part to the fact that we presently have only one director.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly, we do not have a nominating committee or a committee performing similar functions.  Our sole director, James W. Morgon, serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics please make written request to our President, Deerfield Resources, Ltd. c/o Gottbetter & Partners, LLP, at 488 Madison Avenue, 12th Floor, New York, New York 10022.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended September 30, 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James W. Morgon (1)	2009	0	0	0	0	0	0	0	0
President and CEO	2008	0	0	0	0	0	0	0	0

(1)	Mr. Morgon was appointed as our President and Chief Executive Officer effective as of September 9, 2008.

We have no employment agreement with our sole officer.  We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

During the fiscal years ended September 30, 2009 and 2008, there were no arrangements between us and our directors that resulted in our making any payments to our directors for any services provided to us by them as directors.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 21, 2009 by

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (1)

James W. Morgon *	Common Stock	- 0 - shares		0.0%

All executive officers and sole director as a group (1)	Common Stock	- 0 - shares		0.0%

United Fertilisers (UK) Ltd. *	Common Stock	32,274,000 shares	(2)	99.0	% (2)

(1)	Percentage based upon 32,600,000 shares of common stock outstanding as of December 21, 2009.
(2)	Following the 5:1 Reverse Split effective December 24, 2008.
*	c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022.

Changes in Control

Not Applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In consideration of a November 3, 2008 loan from UFL, our majority stockholder, in the amount of $35,000, we issued a promissory note dated November 3, 2008 to UFL. This note has a one year term and pays interest at the rate of 9% per annum, compounded annually. This note has been extended through May 2, 2010.

On December 29, 2008, we issued 31,674,000 (on a post-Reverse Split basis) fully paid and non-assessable shares of our Common Stock to UFL for $31,674 in services rendered to us during the quarter ended December 31, 2008.   UFL owns an additional 600,000 shares of our Common Stock, on a post-Reverse Split basis.

On March 18, 2009, we issued an 18 month, 9% convertible promissory note to UFL in the principal amount of $25,950, on May 21, 2009, we issued an 18 month, 9% convertible promissory note to UFL in the principal amount of $40,000 and on August 13, 2009, we issued an 18 month, 9% convertible promissory note to UFL in the principal amount of $25,000.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Audit fees (1)	$9,500	$8,900
Audit-related fees (2)
Tax fees (3)		$275
All other fees (4)
Total fees	$9,500	$9,175

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of Deerfield Resources, Ltd. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on June 21, 2006 (1)

3.2	3.1	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on December 11, 2008 (2)

3.3	3.2	By-Laws of Registrant (1)

4.1	*	Form of Promissory Note by and between the Registrant and United Fertilisers (UK) Limited (“UFL”)

4.2	*	Form of Securities Purchase Agreement by and between the Registrant and UFL

10.1	10	Mineral Claim Purchase Agreement by and between the Registrant and ASK Prospecting and Guiding Inc. (“ASK”) dated October 10, 2006 (1)

10.2	10.2	Mineral Claim Purchase Agreement amendment by and between the Registrant and ASK Prospecting and Guiding Inc. dated November 5, 2008 (3)

14	14	Code of Ethics (4)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	SEC Report Reference Number	Description

32.1/32.2	*	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(3)
Filed with the SEC on December 29, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 333-139660), which exhibit is incorporated herein by reference.

(4)
Filed with the SEC on December 27, 2007 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-KSB (SEC File No. 333-140148), which exhibit is incorporated herein by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERFIELD RESOURCES, LTD.

Dated: December 24, 2009	By:	/s/ James W. Morgon
James W. Morgon, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James W. Morgon	Director	December 24, 2009
James W. Morgon

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Deerfield Resources, Ltd.

We have audited the accompanying balance sheets of Deerfield Resources, Ltd. (an exploration stage company) as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended September 30, 2009 and 2008, and for the period from June 21, 2006 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008, and for the period from June 21, 2006 (date of inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has not generated any revenue since inception.  These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
December 24, 2009

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
Balance Sheets

	September 30,
	2009	2008
ASSETS
Current Assets
Cash	$2,755	$22,176
Prepaid expenses	-	187
Total Current Assets	2,755	22,363

TOTAL ASSETS	$2,755	$22,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$3,005	$8,627
Notes payable – related parties (note 6)	60,950	-
Accrued interest, notes payable – related parties (note 6)	5,709	-
Total Current Liabilities	69,664	8,627

Long-Term Liabilities
Note payable- related parties (note 6)	65,000	-

TOTAL LIABILITIES	134,664	8,627

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares authorized, 32,600,000 (926,000 - September 30, 2008) shares issued and outstanding	32,600	926
Additional paid-in capital	89,274	89,274
Deficit accumulated during the exploration stage	(253,783)	(76,464)
Total Stockholders’ Equity (Deficit)	(131,909)	13,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,755	$22,363

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			from Inception
			(June 21, 2006)
	Year Ended September 30,		to September 30,
	2009	2008	2009
Income	$-	$-	$-

Expenses
Mineral property costs	10,000	5,000	42,152
Professional fees	161,590	30,173	206,151
Office and administrative	20	962	1,808
Total Operating Expenses	171,610	36,135	250,111

Other Income (Expense)
Interest income	-	844	2,037
Interest expense	(5,709)	-	(5,709)
Total Other Income (Expense)	(5,709)	844	(3,672)

Net Loss Applicable to Common Shares	$(177,319)	$(35,291)	$(253,783)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding	24,855,533	926,000

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (June 21, 2006) to September 30, 2009

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 21, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.025 per share, June 27, 2006	200,000	200	4,800	-	5,000

Common shares issued for cash at $.05 per share, August 1, 2006	400,000	400	19,600	-	20,000

Loss for the period	-	-	-	(972)	(972)
Balance, September 30, 2006	600,000	600	24,400	(972)	24,028

Common shares issued for cash at $0.20 per share, July 11, 2007	326,000	326	64,874	-	65,200

Loss for the year	-	-	-	(40,201)	(40,201)
Balance, September 30, 2007	926,000	926	89,274	(41,173)	49,027

Loss for the year	-	-	-	(35,291)	(35,291)
Balance, September 30, 2008	926,000	926	89,274	(76,464)	13,736

Common shares issued for services at $0.001 per share, December 29, 2008	31,674,000	31,674	-	-	31,674

Loss for year	-	-	-	(177,319)	(177,319)
Balance, September 30, 2009	32,600,000	$32,600	$89,274	$(253,783)	$(131,909)

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
Statements of Cash Flow

			Cumulative from
			Inception
			(June 21, 2006) to
	Year Ended September 30,		September 30,
	2009	2008	2009

Operating Activities
Loss for the period	$(177,319)	$(35,291)	$(253,783)
Adjustments to reconcile net loss to net cash used in operations
Issuance of common stock for consulting services	31,674	-	31,674
Changes in operating assets and liabilities:
Decrease in prepaid expenses	187	113	-
Increase (decrease) in accounts payable	(5,622)	(4,528)	3,005
Increase in accrued interest, notes payable – related party	5,709	-	5,709
Net cash used in operating activities	(145,371)	(39,706)	(213,395)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Proceeds from notes payable – related party	125,950	-	125,950
Issuance of common stock for cash	-	-	90,200
Net cash provided by financing activities	125,950	-	216,150

Net Increase (Decrease) in Cash and Cash Equivalents	(19,421)	(39,706)	2,755
Cash and Cash Equivalents – Beginning of Period	22,176	61,882	-
Cash and Cash Equivalents – End of Period	$2,755	$22,176	$2,755

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The Company decided prior to the end of its fiscal year ended September 30, 2008 to refocus its business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits, and cash flow in order to financially accommodate the costs of being a publicly-held company.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05, “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  Until recently, the Company had been devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,755 and $22,176 in cash and cash equivalents at September 30, 2009 and 2008, respectively.

DEERFIELD RESOURCES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.	Significant Accounting Policies –Continued

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
Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2009	2008

Net loss	$(177,319)	$(35,291)

Weighted average common shares outstanding (Basic)	24,855,533	926,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	24,855,533	926,000

Net loss per share (Basic and Diluted)	$(0.01)	$(0.04)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

DEERFIELD RESOURCES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.	Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (June 21, 2006) to September 30, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

DEERFIELD RESOURCES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 5 reverse split:

Date	Description	Shares	Price Per Share	Amount

06/27/06	Stock issued for cash	200,000	$0.025	$5,000
08/01/06	Stock issued for cash	400,000	0.05	20,000
07/11/07	Stock issued for cash	326,000	0.20	65,200
12/26/08	Stock issued for services (note 6)	31,674,000	0.001	31,674

06/30/09	Cumulative Totals	32,600,000		$121,874

Of these shares, 600,000 were issued to former directors and officers of the Company, 31,674,000 to its majority stockholder, and 326,000 to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through September 30, 2009 of $253,783 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $88,800 were offset by a valuation allowance, which increased by approximately $65,100 and $12,400 during the year ended September 30, 2009 and 2008, respectively.

DEERFIELD RESOURCES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

4.	Provision for Income Taxes - Continued

The Company adopted the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 or 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

5.	Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the Property) for $40,000.  Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid)	$5,000
On or before October 10, 2007 (paid)	5,000
On or before October 10, 2008 (paid)	10,000
On or before October 10, 2009 (paid)	10,000
On or before October 10, 2010	10,000
TOTAL	$40,000

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of September 30, 2009, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2009, the Company met these obligations.

6.	Related Party Transactions

On November 3, 2008, the Company received $35,000 from its majority stockholder (the “Stockholder”) pursuant to an unsecured promissory note, bearing an annual interest rate of 9% with a maturity date of November 2, 2009.  This note has been extended through May 2, 2010.  On March 18, 2009, the Company received an additional $25,950 from the Stockholder pursuant to an unsecured promissory note, bearing an annual interest rate of 9% with a maturity date of March 17, 2010.

DEERFIELD RESOURCES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

6.	Related Party Transactions – Continued

On May 21, 2009, the Company received an additional $40,000 from the Stockholder pursuant to an unsecured convertible promissory note, bearing an annual interest rate of 9% with a maturity date of November 22, 2010.  Subject to prior conversion, interest and principal are due on the note on November 22, 2010. The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

On August 13, 2009, the Company received an additional $25,000 from the Stockholder pursuant to an unsecured convertible promissory note, bearing an annual interest rate of 9% with a maturity date of February 12, 2011.  Subject to prior conversion, interest and principal are due on the note on February 12, 2011. The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

Interest expense and accrued interest as of and for the year ended September 30, 2009 and 2008 totaled $5,709 and $0, respectively.

During the quarter ended December 31, 2008, the Stockholder rendered consulting services totaling $31,674, for which it received 31,674,000 shares of the Company’s common stock issued at par value $0.001.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2009, the Company has a working capital deficiency of $66,909 and an accumulated deficit of $253,783.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The company has evaluated subsequent events from the balance sheet date through December 21, 2009 and determined there are no items to disclose.