Form 10-Q
period 2009-12-31
Deerfield Resources, Ltd.
filed 2010-02-05
CIK 1382702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number 333-139660

DEERFIELD RESOURCES, LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	1000	98-0506246
(State or other jurisdiction of	(Primary SIC Number)	(IRS Employer ID Number)
Incorporation or organization)

c/o Sichenzia Ross Friedman Ference, LLP
61 Broadway, 32nd Floor
New York, New York 10006
(212) 930-9700
(Address and telephone number of principal executive offices)

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
Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 32,600,000 shares of Common Stock outstanding as of February 4, 2010.

DEERFIELD RESOURCES, LTD.

TABLE OF CONTENTS

ii

PART I – FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
The accompanying interim unaudited financial statements of Deerfield Resources, Ltd., (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 24, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2010.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$2,755
Total Current Assets	-	2,755

TOTAL ASSETS	$-	$2,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$40,311	$3,005
Notes payable – related party (note 6)	100,950	60,950
Accrued interest, notes payable – related party (note 6)	8,566	5,709
Total Current Liabilities	149,827	69,664

Long-Term Liabilities
Note payable- related party (note 6)	25,000	65,000

TOTAL LIABILITIES	174,827	134,664

STOCKHOLDERS’ DEFICIT (note 3)
Preferred stock, par value $0.001, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 300,000,000 shares authorized, 32,600,000 shares issued and outstanding	32,600	32,600
Additional paid-in capital	89,274	89,274
Deficit accumulated during the exploration stage	(296,701)	(253,783)
Total Stockholders’ Deficit	(174,827)	(131,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,755

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
			from Inception
			(June 21, 2006)
	Three Months Ended December 31,		to December 31,
	2009	2008	2009
Income	$-	$-	$-

Expenses
Mineral property costs	10,000	2,500	52,152
Professional fees	30,038	103,956	236,189
Office and administrative	-	-	1,808
Total Operating Expenses	40,038	106,456	290,149

Other Income (Expense)
Interest income	-	-	2,037
Interest expense	(2,880)	(501)	(8,589)
Total Other Income (Expense)	(2,880)	(501)	(6,552)

Net Loss Applicable to Common Shares	$(42,918)	$(106,957)	$(296,701)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.07)

Weighted Average Number of Common Shares Outstanding	32,600,000	1,622,132

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
 (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

Operating Activities
Loss for the period	$(42,918)	$(106,957)	$(296,701)
Adjustments to reconcile net loss to net cash used in operations
Issuance of common stock for consulting services	-	31,674	31,674
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	187	-
Increase in accounts payable	37,306	20,893	40,311
Increase in accrued interest, notes payable – related party	2,857	501	8,566
Net cash used in operating activities	(2,755)	(53,702)	(216,150)

Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Financing Activities
Proceeds from notes payable – related party	-	35,000	125,950
Issuance of common stock for cash	-	-	90,200
Net cash provided by financing activities	-	35,000	216,150

Net Decrease in Cash and Cash Equivalents	(2,755)	(18,702)	-
Cash and Cash Equivalents – Beginning of Period	2,755	22,176	-
Cash and Cash Equivalents – End of Period	$-	$3,474	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2009
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

The Company decided, prior to the end of its fiscal year ended September 30, 2008, to refocus its business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits, and cash flow in order to financially accommodate the costs of being a publicly-held company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $2,755 in cash and cash equivalents at December 31, 2009 and September 30, 2009, respectively.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2009	2008

Net loss	$(42,918)	$(106,957)

Weighted average common shares outstanding (Basic)	32,600,000	1,622,132
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	32,600,000	1,622,132

Net loss per share (Basic and Diluted)	$(0.00)	$(0.07)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

2.	Significant Accounting Policies -Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (June 21, 2006) to December 31, 2009.

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

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 5 reverse split:
			Price Per
Date	Description	Shares	Share	Amount

06/27/06	Stock issued for cash	200,000	$0.025	$5,000
08/01/06	Stock issued for cash	400,000	0.05	20,000
07/11/07	Stock issued for cash	326,000	0.20	65,200
12/26/08	Stock issued for services (note 6)	31,674,000	0.001	31,674

12/31/09	Cumulative Totals	32,600,000		$121,874

Of these shares, 600,000 were issued to former directors and officers of the Company, 31,674,000 to its majority stockholder, and 326,000 to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from June 21, 2006 (date of inception) through December 31, 2009 of $296,701 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $103,800 were offset by a valuation allowance, which increased by approximately $15,000 and $37,000 during the three months ended December 31, 2009 and 2008, respectively.

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

4.	Provision for Income Taxes -Continued

The Company adopted the provisions of uncertain tax positions as addressed in FASC 740-10-65-1.  The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

5.	Mineral Property Costs

On October 10, 2006, the Company entered into a mineral claim purchase agreement (the Agreement) to purchase an undivided interest in six mining claims on property located in White Bay, Newfoundland, Canada (the Property) for $40,000.  Payments on the Property are payable as follows:

Upon signing of the agreement and transfer of title (paid)	$5,000
On or before October 10, 2007 (paid)	5,000
On or before October 10, 2008 (paid)	10,000
On or before October 10, 2009 (paid)	10,000
On or before October 10, 2010 (paid)	10,000
TOTAL	$40,000

All payments due on the Property were made within 30 days of their due dates (unless otherwise negotiated), otherwise the Property would have reverted back to the vendor.

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

Funds totaling $22,152 were advanced during August and October 2007 towards the work program, which was completed in September 2007.  As of December 31, 2009, the Company has spent the recommended money on property option payments and exploration work on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2009, the Company met these obligations.

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

DEERFIELD RESOURCES, LTD.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

6.	Related Party Transactions –Continued

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

Interest expense and accrued interest as of and for the period ended December 31, 2009 totaled $2,857 and $8,566, respectively.

During the quarter ended December 31, 2008, the Stockholder rendered consulting services totaling $31,674, for which it received 31,674,000 shares of the Company’s common stock issued at par value $0.001.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company has a working capital deficiency of $149,827 and an accumulated deficit of $296,701.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

On January 26, 2010, the Board approved an 8.43558282-for-1 forward split of the Company’s common stock (the “Forward Split”). The Forward Split is anticipated to be effective as of the close of business on February 5, 2010, pending approval by FINRA. As a result of the Forward Split, each stockholder of record on February 1, 2010, will receive a dividend of an additional 7.43558282 shares of common stock of the Company, for every share of common stock they own.

The Company has evaluated subsequent events from the balance sheet date through February 4, 2010 and determined there are no additional items to disclose.

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

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our absence of cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

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

We incurred operating expenses of $40,038 for the three months ended December 31, 2009 as opposed to $106,456 for the three months ended December 31, 2008.  These expenses consisted primarily of mineral property costs and professional and administrative fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We generated no operational revenues or other income for each of the three month periods ended December 31, 2009 and December 31, 2008, respectively. We incurred $2,880 in interest expense for the three month period ended December 31, 2009, compared to $501 in interest expense for the three months ended December 31, 2008.  Our net loss for the three months ended December 31, 2009 and 2008 was $42,918 and $106,957, respectively.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents in the bank of $0, as opposed to $2,755 at September 30, 2009.

We have minimal operating costs and expenses at the present time due to our limited business activities. To meet our recent needs for cash, on May 21, 2009 we received $40,000 from our majority stockholder pursuant to a 9% unsecured promissory note with a maturity date of November 22, 2010. We also received an additional $25,000 from the stockholder on August 13, 2009 pursuant to a 9% unsecured promissory note with a maturity date of February 12, 2011. Both notes are convertible into the Company’s common stock, but conversion terms have not yet been determined, but will be mutually determined by the Company and the stockholder.  These proceeds are not sufficient to meet our current administrative expenses or those expected during the next three months. We will, therefore, be required to raise additional capital over the next three to six months to meet our current administrative expenses, and we may also do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of debt or equity securities and/or loans from our director or principal stockholder. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

Date: February 5, 2010	DEERFIELD RESOURCES, LTD.

	By:		/s/ James W. Morgon
		Name:	James W. Morgon
		Title:	Principal Executive Officer and Principal Financial Officer