Form 10-Q
period 2010-03-31
China TMK Battery Systems Inc.
filed 2010-05-24
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139660

CHINA TMK BATTERY SYSTEMS INC.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0506246
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Sanjun Industrial Park
No. 2 Huawang Rd., Dalang Street
Bao'an District, Shenzhen 518109
People's Republic of China
 (Address of principal executive offices)

(86) 755 28109908
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]              No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	34,171,000

PART I
FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

CHINA TMK BATTERY SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Contents	Page(s)
Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4
Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2010 and 2009 (unaudited)	5 - 6
Consolidated Statements of Changes in Equity (unaudited)	7
Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	8
Notes to the Consolidated Financial Statements (unaudited)	9

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$289,361	$185,590
Trade receivables, net	5,554,914	2,909,234
Advances to suppliers	346,342	215,689
VAT recoverable	115,938	34,660
Inventories, net	3,680,244	3,973,697
Due from related parties	15,213	15,204
Prepaid expenses and other receivables	1,007,486	-
Restricted cash	438,840	438,780
Total current assets	11,448,338	7,772,854
Property, equipment and construction in progress, net	11,241,793	11,039,703
Advances for property and equipment purchase	19,292,743	16,930,020
Restricted cash	263,304	263,268
Other assets	109,323	50,804
Deposit for business acquisition	3,172,656	-
Total Assets	$45,528,157	$36,056,649

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,342,730	$1,832,737
Accrued liabilities and other payable	308,204	519,129
Customer deposits	271,143	179,272
Wages payable	505,334	556,189
Corporate tax payable	235,207	216,443
Short-term bank loan	3,688,371	4,722,660
Current portion of long-term bank loans	1,843,165	2,451,700
Deferred revenue	27,644	36,854
Due to related parties	1,120,611	17,691
Total current liabilities	11,342,409	10,532,675
Long-term bank loans	9,969,611	9,236,953
Deferred tax liabilities	594,058	593,977
Total Liabilities	21,906,078	20,363,605

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,171,000 and 25,250,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	34,171	25,250
Common stock subscribed, 2,717,250 shares at March 31, 2010	2,717	-
Additional paid-in capital	11,737,406	1,193,591
Accumulated other comprehensive income	397,405	365,187
Subscription receivables	(1,406,502)	-
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	11,817,894	13,070,028
Total stockholders' equity	23,622,079	15,693,044
Total Liabilities & Stockholders' Equity	$45,528,157	$36,056,649

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$13,264,472	$9,900,656
Cost of Goods Sold	(10,105,697)	(7,488,805)
Gross Profit	3,158,775	2,411,851

Operating Costs and Expenses
Selling expenses	234,718	191,388
Depreciation	17,505	52,780
General and administrative	1,822,979	269,126
Research and development	165,244	112,009
Total operating expenses	2,240,446	625,303
Income from operations	918,329	1,786,548

Other income (expenses):
Interest expense, net	(241,907)	(219,252)
Other expense, net	(60,381)	(597)
Total other expenses	(302,288)	(219,849)

Income before income taxes	616,041	1,566,699
Income taxes	(358,175)	(235,053)
Net income	$257,866	$1,331,646

Earnings per share - basic	$0.01	$0.05

Weighed-average shares outstanding, basic	26,472,055	25,250,000

Earnings per share - diluted	$0.01	$0.05

Weighed-average shares outstanding, diluted	$26,849,979	25,250,000

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009

Net income	$257,866	$1,331,646

Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	32,218	19,432

Comprehensive income	$290,084	$1,351,078

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2010
(Unaudited)

							Accumulated
					Additional		Other		Retained	Total
	Common Stock		Common Stock Subscribed		Paid-in	Subscription	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Share	Amount	Capital	Receivables	Income	Reserves	(Unrestricted)	Equity
Balance at December 31, 2009	25,250,000	$25,250	-	$-	$1,193,591	$-	$365,187	$1,038,988	$13,070,028	$15,693,044
										-
Retained of 2,750,000 shares by original shell shareholders	2,750,000	$2,750	-	$-	$(2,750)	$-	$-	$-	$-	-
Issuance of 560,000 shares for acquisition fee	560,000	560			699,440	-	-	-	-	700,000
Issuance of 125,000 shares for consulting services	125,000	125			156,125	-	-	-	-	156,250
Issuance of 5,486,000 shares at 1.25 per share in private placement, net of offering costs	5,486,000	5,486			6,297,467	-	-	-	-	6,302,953
Common stock subscribed	-	-	2,717,250	2,717	3,393,533	-	-	-	-	3,396,250
Share subscription receivables	-	-	-	-	-	(1,406,502)	-	-	-	(1,406,502)
Distribution to owners - share purchase from former owners	-	-	-	-	-	-	-	-	(1,510,000)	(1,510,000)
Foreign currency translation adjustment	-	-	-	-	-	-	32,218	-	-	32,218
Net income for the three months ended March 31, 2010	-	-	-	-	-	-	-	-	257,866	257,866

Balance at March 31, 2010	34,171,000	$34,171	2,717,250	$2,717	$11,737,406	$(1,406,502)	$397,405	$1,038,988	$11,817,894	$23,622,079

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Cash Flows From Operating Activities
Net income	$257,866	$1,331,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,505	52,780
Common stocks for services provided	856,250	-
Deferred income	(9,238)	-
Changes in operating assets and liabilities:
Trade receivables	(2,645,680)	(258,247)
Advance to suppliers	(130,653)	(118,660)
Inventories, net	295,135	(431,414)
Account payable - trade	1,509,993	1,172,094
Accrued liabilities and other payables	(210,925)	486,490
Customer deposits	91,871	220,668
Other assets	(58,519)
Prepaid expenses and other receivables	(1,007,486)	(20,550)
Wages payable	(50,855)	43,966
Various taxes payable	(62,514)	186,568
Net cash used in (provided by) operating activities	(1,147,250)	2,665,341

Cash Flows From Investing Activities
Change in restricted cash	(96)	(298,360)
Purchases and advances of property and equipment	(2,701,485)	(5,257,505)
Deposit for Hualian acquisition	(3,172,656)	-
Collection of advances/loans - related parties	-	10,806
Advances/loans - related parties	-	(153,277)
Collection of short-term loan receivable	-	747,697
Net cash used in investing activities	(5,874,237)	(4,950,639)

Cash Flows From Financing Activities
Borrowing from bank notes	-	2,930,200
Repayment of bank notes	-	(1,069,523)
Borrowing from bank loans	1,973,161	7,206,677
Repayment of bank loans	(2,887,878)	(3,925,527)
Common stock subscribed	1,989,748	-
Net proceeds from share issuance	6,302,953	-
Distribution to former owners	(1,510,000)	(1,476,622)
Proceeds from related parties	1,120,611	-
Repayment to related parties	(17,691)	-
Net cash provided by financing activities	6,970,904	3,665,205

Effect of exchange rate changes on cash	154,354	(276,092)
Net increase (decrease) in cash and cash equivalents	103,771	1,103,815
Cash and cash equivalents, beginning of period	185,590	186,463
Cash and cash equivalents, end of period	$289,361	$1,290,278
	-	-

Supplemental disclosure information:
Income taxes paid	$339,411	$460
Interest paid	$241,907	$219,252

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND ORGANIZATION

China TMK Battery System Inc. (“TMK US”, or “the Company”) (formerly Deerfield Resource, Ltd.) was incorporated under the laws of the State of Nevada on June 21, 2006. On February 10, 2010, we entered into and closed the Share Exchange Agreement with Leading Asia, a BVI company, and its sole stockholder, Unitech, a BVI company, pursuant to which we acquired 100% of the issued and outstanding capital stock of Leading Asia in exchange for 25,250,000 shares of our common stock, par value $0.001, which constituted 90.18% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

In connection with the reserve acquisition of Leading Asia, Deerfield also entered into the Cancellation Agreement with United Fertilisers, its controlling stockholder, whereby United Fertilisers agreed to the cancellation of 272,250,000 shares of China TMK's common stock owned by it. As a condition precedent to the consummation of the Share Exchange Agreement, on February 10, 2010, China TMK also entered into a termination and release agreement with ASK Prospecting & Guiding Inc., pursuant to which Deerfield terminated that certain Mineral Claim Purchase Agreement, dated as of October 10, 2006. On February 10, 2010, Deerfield Resources, Ltd. changed its name to "China TMK Battery Systems Inc." to more accurately reflect its new business operations.

The transaction has been treated as a recapitalization of Leading Asia and its subsidiaries, with China TMK Battery Systems Inc. (the legal acquirer of Leading Asia and its subsidiaries, including the consolidation of the TMK Power Industries Ltd.) considered the accounting acquiree, and Leading Asia whose management took control of China TMK Battery Systems Inc. (the legal acquiree of Leading Asia) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 25,250,000 shares of common stock issued to the shareholders and designees of China TMK BVI in conjunction with the Share Exchange have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

TMK US, through its wholly-owned subsidiary in the People’s Republic of China (“PRC”), is engaged in the research, development, production, marketing and sales of environment-friendly batteries including nickel metal hydride batteries.

TMK US and its subsidiaries - Leading Asia Pacific Investment Limited, Good Wealth Capital Investment Limited, TMK Power Industries (SZ) Co., Ltd., and Borou Industrial Co., Ltd – are collectively referred to as the “Company.”

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of preparation

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in our Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission (the “SEC”) on May 24, 2010.

b. Foreign currency translation

The functional currency of the Company is Renminbi (“RMB”). The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of TMK Shenzhen and Borou, which are prepared in RMB, are translated into the Company’s reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.83720	6.82082
Quarter ended March 31, 2009	6.84556	6.82547
Quarter ended March 31, 2010	6.83620	6.81896

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	7.80000	7.80000
Quarter ended March 31, 2009	7.80000	7.80000
Quarter ended March 31, 2010	7.80000	7.80000

c. Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current year for the comparative purposes.

NOTE 3: Acquisition

In January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Hong Shenzhen DongFang Hualian Technology Ltd. (“Hualian”). The Company paid overall $3.2 million as deposit during January through March 2010, which shall be withdrawn based upon the MOU if Hualian fails the due diligence and external auditing which are currently under process and are expected to be completed by the end of the third quarter of 2010. In addition, the Company can withdraw the $3.2million deposit if the 2009 net profit of Hualian is less than RMB 28 million (approximately $4,105,080).

NOTE 4: ADVANCES FOR PROPERTY AND EQUIPMENT PURCHASE

Advances for property and equipment purchase consist of the following:

	March 31, 2010	December 31, 2009
Advances for Property Purchase (1 unit located in Shihao Mansion)	$3,024,522	$3,024,108
Advances for Equipment Purchase (5 vendors in Q1 2010 and 2 vendors in 2009)	4,619,233	2,989,816
Advances for Property Purchase (3rd, 5th and 6th floor located in Jinli Building)	11,648,988	10,916,096
Total Advances for Property Purchase	$19,292,743	$16,930,020

The Company entered into two agreements to purchase equipment from two vendors in 2009 and three agreements to purchase equipment from three vendors during first quarter of 2010. Based on the agreements, the Company is required to pay certain deposits prior to equipment delivery date. The remaining price is to be paid after trial-run of the equipment within certain acceptance period. The ownership of equipment will be transferred to the Company upon the receipt of full purchase price.

The Company is in the process of acquiring several properties and has entered into various property purchase agreements starting year 2009. These agreements generally require the Company to make installment payments and the title and possession transfers to the Company upon the final payment. For the properties listed in the table above, the final payment had not been made by March 31, 2010 and December 31, 2009 and as a result, the payments made through those respective dates were not recorded as properties. No depreciation was recorded related to these advances.

NOTE 5: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:

		March 31, 2010		December 31, 2009
Bank Loans borrowed by TMK Shenzhen	$		$
Bank of China Shenzhen Branch		1,717,605		2,382,500
Bank of Ningbo Shenzhen Branch		1,151,598		1,170,080

Bank Loans borrowed by Borou
Bank of Ningbo Shenzhen Branch		819,168		1,170,080
Short-term loans		$3,688,371		$4,722,660

On August 24, 2009, Borou obtained a one-year term loan in the amount of RMB 8,000,000 (or approximately $1,170,080) from Bank of Ningbo Shenzhen Branch ("BN") bearing interest at approximately 6.37% with maturity date on August 23, 2010. The loan is personally guaranteed by Mr. Wu, Henian and Mr. Tu Jun and secured by Mr. Zhuang, Zehao's personal property. According to the loan agreement, BN has right to request Borou to repay the outstanding debt in full immediately if the Company does not meet any of the following: (a) Borou should repay 30% of principal within 6 months of receipt of the first borrowing; (b) Within term of loan, Borou should maintain certain amounts of cash deposits and cash withdrawals with the bank on monthly basis of not less than 30% of its revenue; (c) The Company as a whole (Borou and TMK Shenzhen)’s total loans should not exceed $19,013,800 (RMB 130,000,000); (d) The Company as a whole (Borou and TMK Shenzhen)'s total revenue including VAT tax should not be less than $51,191,000 (RMB 350,000,000); (e) Borou cannot distribute any dividend or pledge using its assets, cannot add any additional borrowing within loan period; (f) Borou's total revenue including VAT tax should be maintained at not less than $51,191,000 (approximately RMB 350,000,000. Borou has met all of the above requirements and has repaid principal and interests due through March 2010, except item (f). BN has not requested Borou to pay off this loan, however, Borou was not able to obtain a waive letter from BN.

On August 21, 2009, TMK Shenzhen obtained a one-year term loan in the amount of RMB 8,000,000 (appropriately $1,170,080) from Bank of Ningbo Shenzhen Branch ("BON") bearing interest at approximately 6.37% with maturity date on August 20, 2010. The loan is personally guaranteed by Mr. Wu, Henian and secured by Mr. Zhuang, Zehao's personal property. According to the loan agreement, BN has right to request TMK Shenzhen to repay the outstanding debt in full immediately if the Company does not meet any of the following: (a) the Company cannot distribute any bonus or dividend; (b) The total financing amount cannot exceed $19,013,800 (RMB 130,000,000) and the total revenue should not be less than $51,191,000 (RMB 350,000,000), the revenue defined here includes VAT tax). As of the filing date, the Company is not in violation of any requirements stated above.

On June 18, 2008, TMK Shenzhen entered into a credit agreement with Bank of China Shenzhen Branch (“BOC”) to obtain a line of credit in the amount of RMB 19,000,000 (approximately $2,787,109). The loan bears interest at approximately 5.346% per annum and matures on June 18, 2010. The loan is personally guaranteed by Mr. Wu, Henian.

The unused line of credit amounted to $1,061, 715 and $403,957 at March 31, 2010 and December 31, 2009, respectively.

NOTE 6: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	March 31, 2010	December 31, 2009
DBS Bank	$2,012,016	$2,181,753
China Construction Bank Shenzhen Branch	3,949,560	4,387,800
Bank of China Shenzhen Branch	5,851,200	5,119,100
Less current portion	(1,843,165)	(2,451,700)
Long -term portion	$9,969,611	$9,236,953

On November 13, 2009, TMK Shenzhen obtained a 3-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing prime rate at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). DBS requires the Company to deposit RMB 3,000,000 (approximately $438,780) as security (will be refunded to the Company in 6 months if payments are made on timely basis). Based on agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants at March 31, 2010.

On August 05, 2009, Borou obtained a 3-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850.400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. As of December 31, 2009, RMB 35,000,000 (approximately$5,119,100) was received in August 2009 and the remaining RMB 5,000,000 (approximately $731,100) was received in January 2010. Pursuant to the loan agreement, the loan can only be used for working capital purpose (RMB 20,000,000) and fixed asset purchase purpose (RMB 20,000,000). If violated, a penalty will be charged at 100% of interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou’s properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on loan agreement, BOC also has right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year' loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the Bank before it pays off borrowing from its shareholders and other debt; (c) Fixed assets purchase loan can only be used for equipment purchase. The proceeds will be sent to equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as at March 31, 2010. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 (approximately $175,512) of bank charge in 3 years with annual bank charge of RMB 400,000 made prior to August 30 each year.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaulted on the loan, the interest rate will be increased to 150% of prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 (approximately $263,268) to Shenzhen General Chamber of Commerce to secure the loan until the term loan repaid in full. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by Ms. Tu, Lanzhen (CEO’s Wife)'s personal property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). The Company did not violate any of the above covenants as of March 31, 2010.

The terms of the long-term bank loans require the Company to maintain a deposit at the bank to secure the loans as follows:

	March 31, 2010	December 31, 2009

DBS Bank	$438,840	$438,780
Total Current Portion	$438,840	$438,780

China Construction Bank	$263,304	$263,268
Total Non-current Portion	$263,304	$263,268

NOTE 7: RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Wu, Henian	Chairman
Wang, Zongfu	Vice President and Director
Huang, Junbiao	R&D Director and Director
Liu, Xiangjun	Chief Executive Officer
Tu, Lanzhen	Wu, Henian's wife
Tu, Jun	Borou's chairman
Q-Lite Industrial Co., Ltd.	Yu, Zhengfei (Wang Zongfu's wife) holds 25% of ownership
Li, Guifang	Owner of Unitech

Due from related parties

Due from related parties consists of the following:

	March 31, 2010	December 31, 2009
Liu, Xiangjun	$15,213	$15,204

The above amounts are advances to various individuals for regularly business expensed to be paid by the individual on behalf of the Company. These amounts are non-secured, non-interest bearing, and are considered to be short-term. As of the date of this filing, in anticipation of being a U.S. public company, the due from balance has been repaid and no loans to Liu, Xiangjun are outstanding.

Due to related party

Due to related party consists of the following:

	March 31, 2010	December 31, 2009

Wu, Henian	474,141	-
Wang, Zongfu	363,676	-
Huang, Junbiao	180,570	-
Li, Guifang	385	-
Q-Lite Industrial Co., Ltd	101,839	17,691
	$1,120,611	$17,691

Ms. Yu, Zhengfei, Mr. Wang, Zongfu’s wife, holds 25% ownership of Q-Lite Industrial Co., Ltd. (“Q-Lite”). During the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company sold products to Q-Lite in the amounts of $40,707 and $346,047 respectively.

NOTE 8: INCOME TAX

Leading Asia is registered in BVI and under the current laws of the BVI, is not subject to income taxes.

Good Wealth is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

TMK Shenzhen is registered in PRC and has tax advantages granted by local government for corporate income taxes and sales taxes commencing 2005.

Borou is registered in PBC and is subject to regular corporate income tax rate. The assessment of its tax liabilities is combined with that of TMK Shenzhen.

The effective tax rate for the Company for the three months ended March 31, 2010 and 2009 was 58% and 15%, respectively.

Various Taxes

The Company is subject to pay various taxes such as Value Added Tax (VAT), City Development Tax, and Education tax to the local government tax authorities. The VAT collected on sales is netted against the taxes paid for purchases of cost of goods sold to determine the amounts payable and refundable. The City Development Tax and Education Tax are expensed as general and administrative expense.

NOTE 9 - PRIVATE PLACEMENT

On February 10, 2010, concurrently with the close of the Share Exchange, the Company conducted a private placement transaction (the “Private Placement”) pursuant to which the Company sold an aggregate of 5,486,000 shares of common stock at $1.25 per share (the shares were sold in 54.86 units, each of which included 100,000 shares of common stock and 50,000 detachable common stock warrants with a five year maturity). As a result, the Company received gross proceeds in the amount of approximately $6.9 million. Westminster Securities Inc. (“Westminster”) was paid a placement agent commission equal to 6.5% of the gross proceeds from the financing and the Company incurred an additional $108,810 in other fees and costs. In addition, the Company issued to Westminster 560,000 shares of common stock as partial consideration for advisory services provided in connection with the RTO transaction and a five-year warrant for the purchase of an amount of shares equal to 8% of the number of securities issued in the private placement, exercisable at an initial exercise price of $1.60 per share as partial consideration for placement agent services provided. In connection with the private placement, the Company also issued to Hayden Communications International, Inc. (“Hayden”), an investor relations consulting firm, 125,000 shares of Common Stock as partial consideration for the consulting services provided by Hayden.

NOTE 10- COMMON STOCK WARRANTS

In connection with the private placement, the Company had 2,743,000 shares of common stock issuable upon the exercise of five-year warrants issued to the investors in the private placement. In addition, the Company granted Westminster a five-year warrant for the purchase of an amount of shares equal to 8% of the number of securities issued in the private placement. The warrants have an exercise price of $1.60 per share, are currently exercisable and expire on February 9, 2015. The Company agreed to register the 3,401,320 shares of common stock underlying the warrants in a Registration Statement. The Registration Statement was filed on May 24, 2010.

A summary of the Company’s warrant activities for the three months ended March 31, 2010 is as follows:

			Weighted average
	Warrants		Exercise Price
Balance December 31, 2009	-	$	N/A
Private placement investors	2,743,000		$1.60
Westminster Securities	658,320		$1.60
Balance March 31, 2010	3,401,320		$1.60

NOTE 11 - COMMON STOCK SUBSCRIPTION

The Company entered into common share subscription agreements with multiple employees to raise around $3.4 million capital in exchange for 2.7 million shares of common stock (at par value $0.001) . By March 31, 2010, approximately $2.0 million had been collected. These shares are not registered as of March 24, 2010.

NOTE 12: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

The geographic information for revenue is as follows:

	Three Months Ended March 31,
	2010	2009
United States	$69,178	$57,900
Ukraine	32,439	-
Sweden	67,517	-
Korea	5,257	-
Japan	1,712	913
Germany	-	143,021
Australia	7,489	13,171
Taiwan	31,654	34,605
Hong Kong	238,157	88,405
China	12,811,069	9,562,641
Total	$13,264,472	$9,900,656

NOTE 13 - RECONCILIATION OF EARNINGS PER SHARE

	Three Months Ended March 31,
	2010	2009
Net income	$257,866	$1,331,646
Denominator:
Weighted-average shares outstanding for basic earnings per share	26,472,055	25,250,000
Effect of dilutive securities:
Common stock warrants	465,934	-
Weighted-average shares outstanding for diluted earnings per share	26,849,979	25,250,000
Net income per share:
Basic	$0.01	$0.05
Net income per share:
Diluted	$0.01	$0.05

NOTE 14: SUBSEQUENT EVENT

The Company planned to expand production capacity and signed an agreement with Shenzhen Xutang Economics and Business Ltd. (“Xutang”) at the end of March, 2010 to lease the A3 plant building (a four-storey building), A5 plant building (a four-storey building), C1 dorm (a six-storey building), and office building (a three-storey) located in Zhongcheng Industry Park, Shenzhen. The lease term is for five years from April 1, 2010 to March 31, 2015; the leased premises are currently under remodeling and are expected to be completed in the third quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” of our Current Report on Form 8-K filed on February 12, 2010. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of China TMK Battery Systems Inc., a Nevada corporation (formerly, Deerfield Resources, Ltd.), and its wholly owned subsidiaries, Leading Asia Pacific Investment Limited, or “Leading Asia,” a BVI company, Good Wealth Capital Investment Limited, or “Good Wealth,” a Hong Kong company, and Shenzhen TMK Power Industries Ltd., or “TMK,” a PRC limited company, as the case may be;
  “BVI” refers to the British Virgin Islands;
  “Exchange Act” refers the Securities Exchange Act of 1934, as amended;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;
  “PRC,” “China,” and “Chinese,” refer to the People's Republic of China;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “SEC” refers to the Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended; and
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States. Throughout this report, we have converted RMB to USD as follows:
March 31, 2010
Balance sheet	RMB 6.83620 to US$1.00
Statement of income and comprehensive income	RMB 6.81896 to US$1.00

March 31, 2009
Balance sheet	RMB 6.84556 to US$1.00
Statement of income and comprehensive income	RMB 6.82547 to US$1.00

Overview

We were incorporated under the laws of the State of Nevada on June 21, 2006. We were originally formed as an exploration stage company to engage in the search for mineral deposits or reserves. From inception through September 2007, we conducted preliminary exploration activities on certain properties in White Bay, Newfoundland, Canada, on which we held six gold mining claims, pursuant to the Claim Purchase Agreement. Our activities included the conduct of preliminary geological mapping and trenching on the properties, which determined that there were no economic quantities of minerals or reserves whatsoever on any of the properties. From September 2008 through to the date of our reverse acquisition, discussed below, we were a shell company with no operations and our sole purpose was to locate and consummate a merger or acquisition with a private entity. As a result of the reverse acquisition transaction, discussed below, we terminated the Claim Purchase Agreement and are now engaged in the design, development, manufacture and sale of environmentally-friendly nickel-metal hydride cell, or Ni-MH, rechargeable batteries in China, through our wholly owned PRC subsidiary, TMK.

We produce and sell high-rate SC, C, D, and F Ni-MH batteries primarily to manufacturers that produce mechanical devices, such as Siemens, LG, Electrolux, Bosch, Venom, and Changhong. Our products are commonly used to power vacuum cleaners and other household electrical appliances; cordless power tools; medical devices; light electric vehicles, such as bicycles, electric vehicles and hybrid electric vehicles; light fittings, battery-operated toys, telecommunications, traffic control, and traffic lighting applications; and personal portable electronic devices, such as digital cameras, portable media players, portable gaming devices and PDAs. We are actively seeking opportunities to expand into the Lithium-Ion battery space through leveraging our lithium battery patent and those of our customers who purchase both nickel-metal hydride and Lithium-Ion batteries, and opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed and sent working prototypes of both nickel-metal hydride battery and Lithium-Ion battery to some of our customers for testing and expect to roll out new products before the end of 2010. More recently, we have developed a working prototype of a hybrid electric vehicle battery pack and are producing sample cells for testing for an electric vehicle battery pack. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development center, set up a battery-production base for small scale testing and production and establish a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. To date, we have entered into letters of intent with two automobile companies in China for the sale of our hybrid electric vehicle battery packs.

We conduct all of our operations in Shenzhen City, China, in close proximity to China's electronics manufacturing base and its rapidly growing market. Our access to China's supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively in an increasingly price-sensitive market. In addition, we have automated key stages of our manufacturing process to be able to produce high-quality battery cells that consistently meet the stringent requirements of our customers.

Recent Developments

On February 10, 2010, we entered into and closed a share exchange agreement with Leading Asia, a BVI company, and its sole shareholder, Unitech, a BVI company, pursuant to which we acquired 100% of the issued and outstanding capital stock of Leading Asia in exchange for 25,250,000 shares of our common stock, par value $0.001, which constituted 90.18% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the share exchange agreement. The share exchange transaction with Leading Asia was treated as a reverse acquisition, with Leading Asia as the acquirer and China TMK Battery Systems Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Leading Asia and its consolidated subsidiaries. Immediately following closing of the reverse acquisition of Leading Asia, Unitech transferred 10,524,600 of the 25,250,000 shares issued to it under the share exchange to 22 individuals and entities, pursuant to a share allocation agreement that Unitech entered into with these people on February 10, 2010.

On February 10, 2010, we also completed a private placement transaction with a group of accredited investors, pursuant to which we issued to the investors an aggregate of 5,486,000 shares of our common stock, for a purchase price $1.25 per share, and warrants to purchase up to 2,743,000 shares of our common stock. The warrants have a term of 5 years, bear an exercise price of $1.60 per share, as adjusted from time to time pursuant to anti-dilution and other customary provisions, and are exercisable by investors at any time after the closing date. As a result of this private placement we raised $6,857,500 in gross proceeds, which left us with $5,392,151 in net proceeds after the deduction of offering expenses in the amount of $1,465,349.

For details regarding the share exchange agreement and the private placement transaction see our Current Report on Form 8-K filed on February 12, 2010.

On February 10, 2010, we changed our name to “China TMK Battery Systems Inc.” to more accurately reflect our new business operations. Our common stock will be quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority, or FINRA, under the symbol “DFEL” until FINRA assigns a new symbol to our common stock in connection with our name change. The chart below presents our corporate structure:

Our principal executive offices are located at Sanjun Industrial Park, No. 2 Huawang Rd., Dalang Street, Bao'an District, Shenzhen, 518109, People's Republic of China. The telephone number at our principal executive office is (+86) 755 28109908.

Results of Operations

The following table sets forth key components of our results of operations during the three month periods ended March 31, 2010 and 2009, respectively, both in dollars and as a percentage of our net sales. As the acquisition of Leading Asia, Good Wealth and TMK was entered into on February 10, 2010 and acquisition of Borou on July 14, 2009 and during the periods indicated such entities were the only entities in our combined business that had operations, the results of operations below refer only to that of Leading Asia, Good Wealth, Borou and TMK.

	For Three Months Ended
	March 31,
	2010		2009
		(as		(as
	(in	percent of	(in	percent of
	dollars)	revenue)	dollars)	revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$13,264	100.0%	$9,901	100.0%
Cost of Goods Sold	(10,105)	-76.2%	(7,489)	-75.6%
Gross Profit	3,159	23.8%	2,412	24.4%

Selling Expenses	235	1.8%	191	1.9%

Depreciation	18	0.1%	53	0.5%
General and administrative	1,823	13.7%	269	2.7%
Research and development	165	1.2%	112	1.1%
Total operating expenses	2,241	16.9%	625	6.3%
Income from operations	918	6.9%	1,787	18.0%

Other expenses
Interest expense	(242)	-1.8%	(219)	-2.2%
Other expenses, net	(60)	-0.5%	(1)	0.0%

Total other expenses	(302)	-2.3%	(220)	-2.2%

Income before income taxes	616	4.6%	1,567	15.8%
Income taxes	(358)	-2.7%	(235)	-2.4%

Net Income	$258	1.9%	1,332	13.5%

Sales Revenue. Our sales revenue increased to $13.3 million in the three months ended March 31, 2010 from $9.9 million in the same period in 2009, representing a 34.0% increase period-over-period. . The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts.

Cost of Sales. Our cost of sales increased $2.6million, or 34.7%, to $10.1 million in the three months ended March 31, 2010 from $7.5 million in the same period in 2009. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue.

Gross Profit and Gross Margin. Our gross profit increased $0.8 million, or 33.0%, to $3.2 million in the three months ended March 31, 2010 from $2.4million in the same period in 2009. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. Our gross margin is 23.8% in first quarter of 2010 compared to 24.4% in the same period last year. The decrease in gross margin is mainly due to increase in the production cost.

Operating Expense Operating expense was $2.2 million in the three months ended March 31, 2010 compare to $0.6 million in the same period last year. It is mainly due to one-time merger cost 1.8 million in the first quarter of 2010.

Income Before Income Taxes. Our income before income taxes decreased by $.95 million, or 62.5%, to $.6 million in the three months ended March 31, 2010 from $1.6 million in the same period in 2009. The decrease in income before income tax is primarily due to increase in the one time merger cost.

Income Taxes. We incurred $.4 million income tax expenses in the three months ended March 31, 2010, as compared to $.2 million in the same period in 2009. The increase in the effective tax rate in 2010, compared to 2009, relates to certain non-deductible merger costs.

Net Income. In the three months ended March 31, 2010, we generated a net income of $.3 million, a decrease of $1.0 million, or 78.6%, from $1.3 million in the same period in 2009. This decrease is still due to that one time merger cost.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $.29 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	March 31, 2010	March 31, 2009
Net cash provided by (used in) operating activities	$(1,147,250)	$2,665,341
Net cash provided by (used in) investing activities	(5,874,237)	(4,950,639)
Net cash provided by (used in) financing activities	6,970,904	3,665,205
Effects of exchange rate change in cash	154,354	(276,092)
Net increase (decrease) in cash and cash equivalents		1,103,815
	103,771
Cash and cash equivalent at beginning of the quarter	185,590	186,463
Cash and cash equivalent at end of the quarter	$289,361	$1,290,278

Operating activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2010, as compared to $2.7 million net cash provided by operating activities for the same period in 2009. The decrease in net cash provided in operating activities was primarily due to increase in AR and prepaid expense. The decrease is partially offset by the increase in accounts payable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $5.9 million, as compared to $5.0 million net cash used in investing activities for the same period of 2009. The increase of net cash used in investing activities was mainly attributable to PPE purchase and deposit for Hualian acquisition.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $7.0 million, as compared to $3.7 million net cash provided by financing activities for the same period of 2009. The increase of net cash provided by financing activities was mainly attributable to completion of the private placement in the first quarter of 2010.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition

The Company generates revenues from the sales of environment-friendly batteries including nickel metal hydride batteries. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of VAT. No return allowance is made as products returns are insignificant based on historical experience.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, in the United States of American. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Accounts receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.

Impairment of long-lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

Comprehensive income

The Company reports comprehensive income, its components, and accumulated balances in its financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. No other items of comprehensive income are present.

Foreign currency

The functional currency of the Company is RMB. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared in RMB, are translated into the Company's reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder's equity.

Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions. Government grants are recognized as revenues or gains in the periods received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a standard that established the FASB Accounting Standards Codification, or ASC, amended the hierarchy of generally accepted accounting principles such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates, or ASUs. The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company's consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2009, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The adoption of the fair value measurement standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combination during the period ended June 30, 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Xiangjun Liu and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010. Based upon, and as of the date of this evaluation, Ms. Liu and Mr. Hu, determined that, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TMK BATTERY SYSTEMS INC.

Dated: May 24, 2010	/s/Henian Wu
Henian Wu
Chairman
(Principal Executive Officer)

Dated: May 24, 2010	/s/ Jin Hu
Jin Hu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002