Form 10-Q
period 2010-06-30
China TMK Battery Systems Inc.
filed 2010-08-16
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,888,000

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA TMK BATTERY SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$926,786	$185,590
Trade receivables, net	7,028,619	2,909,234
Advances to suppliers	248,931	215,689
VAT recoverable	505,770	34,660
Inventories, net	5,663,856	3,973,697
Due from related parties		15,204
Prepaid expenses and other receivables	99,137	-
Restricted cash		438,780
Total current assets	14,473,099	7,772,854
Property, equipment and construction in progress, net	12,690,024	11,039,703
Advances for property and equipment purchase	17,590,198	16,930,020
Restricted cash	352,488	263,268
Deposit for business acquisition	3,185,452	-
Other assets	98,699	50,804
Total Assets	$48,389,960	$36,056,649

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,962,136	$1,832,737
Accrued liabilities and other payable	323,955	519,129
Customer deposits	266,847	179,272
Wages payable	481,522	556,189
Corporate tax payable	28,704	216,443
Short-term bank loan	3,763,789	4,722,660
Current portion of long-term bank loans	1,236,981	2,451,700
Deferred revenue	18,504	36,854
Due to related parties	1,423,363	17,691
Total current liabilities	11,505,801	10,532,675
Long-term bank loans	10,009,827	9,236,953
Deferred tax liabilities	596,454	593,977
Derivative liability	1,883,117	-
Total Liabilities	23,995,199	20,363,605

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,171,000 and 25,250,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	36,888	25,250
Common stock subscribed, 2,717,250 shares at March 31, 2010		-
Additional paid-in capital	10,518,662	1,193,591
Accumulated other comprehensive income	437,617	365,187
Subscription receivables		-
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	12,362,606	13,070,028
Total stockholders' equity	24,394,761	15,693,044
Total Liabilities & Stockholders' Equity	$48,389,960	$36,056,649

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$30,019,190	$21,278,432	$16,754,718	$11,377,776
Cost of Goods Sold	(23,481,135)	(16,078,400)	(13,375,438)	(8,589,595)
Gross Profit	6,538,055	5,200,032	3,379,280	2,788,181

Operating Costs and Expenses
Selling expenses	732,806	396,304	498,088	204,916
Depreciation	66,579	58,398	49,074	5,618
General and administrative	2,634,622	565,182	811,643	296,056
Research and development	493,394	237,760	328,150	125,751
Total operating expenses	3,927,401	1,257,644	1,686,955	632,341
Income from operations	2,610,654	3,942,388	1,692,325	2,155,840

Other income (expenses):
Interest expense, net	(486,790)	(312,165)	(244,883)	(92,913)
Other expense, net	(60,355)	(678)	26	(81)
Change in fair value of embedded derivative	(664,373)	-	1,060,860	-
Total other income (expenses)	(1,211,518)	(312,843)	816,003	(92,994)

Income before income taxes	1,399,136	3,629,545	2,508,328	2,062,846
Income taxes	(596,558)	(537,390)	(238,383)	(302,337)
Net income	$802,578	$3,092,155	$2,269,945	$1,760,509

Earnings per share - basic	$0.02	$0.12	$0.06	$0.07

Weighed-average shares outstanding, basic	33,175,227	25,250,000	36,111,714	25,250,000

Earnings per share - diluted	$0.02	$0.12	$0.06	$0.07

Weighed-average shares outstanding, diluted	$33,833,547	25,250,000	$36,551,841	25,250,000

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2010
(Unaudited)

				Accumulated
			Additional	Other		Retained	Total
	Common Stock		Paid-in	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Capital	Income	Reserves	(Unrestricted)	Equity
Balance at December 31, 2009	25,250,000	$25,250	$1,193,591	$365,187	$1,038,988	$13,070,028	$15,693,044

Retained of 2,750,000 shares by original shell shareholders	2,750,000	$2,750	$(2,750)	$-	$-	$-	-
Issuance of 560,000 shares for acquisition fee	560,000	560	699,440	-	-	-	700,000
Issuance of 125,000 shares for consulting services	125,000	125	156,125	-	-	-	156,250
Issuance of 5,486,000 shares at 1.25 per share in private placement, net of offering costs	5,486,000	5,486	6,297,467	-	-	-	6,302,953
Issuance of 2,717,000 shares at 1.25 per share in a private placement for Chinese investors	2,717,250	2,717	3,393,533				3,396,250
Distribution to owners - share purchase from former owners	-	-	-	-	-	(1,510,000)	(1,510,000)
Embedded feature of equity			(1,218,744)				(1,218,744)
Foreign currency translation adjustment	-	-	-	72,430	-	-	72,430
Net income for the six months ended June 30, 2010	-	-	-	-	-	802,578	802,578

Balance at June 30, 2010	36,888,250	$36,888	$10,518,662	$437,617	$1,038,988	$12,362,606	$24,394,761

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Net income	$802,578	$3,092,155
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	72,430	(10,704)
Comprehensive income	$875,008	$3,081,451

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities

Net income	$802,578	$3,092,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	405,482	194,468
Common stocks for services provided	856,250
Deferred income	(18,350)
Change in fair value of embedded derivative	664,373
Changes in operating assets and liabilities:
Trade receivables	(4,119,385)	(3,585,167)
Advance to suppliers	(33,242)	(134,813)
Inventories, net	(1,690,159)	(137,438)
Account payable - trade	2,129,399	262,641
Accrued liabilities and other payables	(195,174)	103,989
Customer deposits	87,575	150,244
Other assets	(47,895)	(11,814)
Prepaid expenses and other receivables	(99,137)	-
Wages payable	(74,667)	105,874
Various taxes payable	(658,849)	149,797

Net cash used in (provided by) operating activities	(1,991,201)	189,936

Cash Flows From Investing Activities
Change in restricted cash	349,560	(302,433)
Purchases and advances for property and equipment purchase	(2,626,277)	(6,039,184)
Deposit for Hualian acquisition	(3,185,452)	-
Collection of advances/loans - related parties	15,204	10,806
Advances/loans - related parties	-	-
Collection of short-term loan receivable	-	1,173,520
Net cash used in investing activities	(5,446,965)	(5,157,291)

Cash Flows From Financing Activities
Borrowing from bank notes		2,931,400
Repayment of bank notes		(1,069,961)
Borrowing from bank loans	3,157,422	9,320,237
Repayment of bank loans	(4,624,782)	(4,458,876)
Net proceeds from share issuance	9,699,203	-
Distribution to owners	-	(1,476,622)
Distribution to former owners	(1,504,180)	-
Proceeds from related parties	1,421,235	385
Repayment to related parties	(17,691)	(8,610)
Net cash provided by financing activities	8,131,207	5,237,953

Effect of exchange rate changes on cash	48,155	(14,234)
Net increase (decrease) in cash and cash equivalents	741,196	256,364
Cash and cash equivalents, beginning of period	185,590	186,463
Cash and cash equivalents, end of period	$926,786	$442,827
	-	-

Supplemental disclosure information:
Income taxes paid	$784,297	$443,384
Interest paid	$486,920	$312,615

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

In connection with the reverse acquisition of Leading Asia, Deerfield also entered into the Cancellation Agreement with United Fertilisers, its controlling stockholder, whereby United Fertilisers agreed to the cancellation of 272,250,000 shares of China TMK's common stock owned by it. As a condition precedent to the consummation of the Share Exchange Agreement, on February 10, 2010, China TMK also entered into a termination and release agreement with ASK Prospecting & Guiding Inc., pursuant to which Deerfield terminated that certain Mineral Claim Purchase Agreement, dated as of October 10, 2006. On February 10, 2010, Deerfield Resources, Ltd. changed its name to "China TMK Battery Systems Inc." to more accurately reflect its new business operations.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of preparation

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in our Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission (the “SEC”) on May 24, 2010. Interim results are not necessarily indicative of the results for the full year.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.83720	6.82082
Six Months Ended June 30, 2009	6.82454	6.82268
Six Months Ended June 30, 2010	6.80874	6.81710

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	7.80000	7.80000
Six Months Ended June 30, 2009	7.80000	7.80000
Six Months Ended June 30, 2010	7.80000	7.80000

c. Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current year for the comparative purposes.

d. Recently issued accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3: ACQUISITION

In January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. (“Hualian”). The Company paid overall $3.2 million as deposit during January through June 2010, which shall be withdrawn based upon the MOU if Hualian fails the legal and financial due diligence which are currently in the process and are expected to be completed by the end of the third quarter of 2010. In addition, the Company can withdraw the $3.2million deposit if the 2009 net profit of Hualian is less than $4,105,080 (RMB 28 million).

NOTE 4: ADVANCES FOR PROPERTY AND EQUIPMENT PURCHASE

Advances for property and equipment purchase consist of the following:

	June 30, 2010	December 31,
		2009
Advances for Property Purchase (1 unit located in Shihao Mansion)	$3,036,721	$3,024,108
Advances for Equipment Purchase (4 vendors as of 6/30/2010 and 2 vendors as of 12/31/2009)	2,857,504	2,989,816
Advances for Property Purchase (3rd, 5th and 6th floor located in Jinli Building)	11,695,973	10,916,096
Total Advances for Property Purchase	$17,590,198	$16,930,020

The Company entered into two agreements to purchase equipment from two vendors in 2009 and three agreements to purchase equipment from four vendors during six months ended June 30, 2010. Based on the agreements, the Company is required to pay certain deposits prior to equipment delivery date. The remaining price is to be paid after trial-run of the equipment within certain acceptance period. The ownership of equipment will be transferred to the Company upon the receipt of full purchase price.

The Company is in the process of acquiring several properties and has entered into various property purchase agreements starting year 2009. These agreements generally require the Company to make installment payments and the title and possession transfer to the Company upon the final payment. For the properties listed in the table above, the final payment had not been made by June 30, 2010 and December 31, 2009 and as a result, the payments made through those respective dates were not recorded as properties. No depreciation was recorded related to these advances.

NOTE 5: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:

	June 30, 2010	December 31, 2009
Bank Loans borrowed by TMK Shenzhen
Bank of China Shenzhen Branch	$1,766,357	$2,382,500
Bank of Ningbo Shenzhen Branch	1,174,960	1,170,080

Bank Loans borrowed by Borou
Bank of Ningbo Shenzhen Branch	822,472	1,170,080
Short-term loans	$3,763,789	$4,722,660

On August 24, 2009, Borou obtained a one-year term loan in the amount of $1,170,080 (RMB 8,000,000) from Bank of Ningbo Shenzhen Branch ("BN") bearing interest at approximately 6.37% with maturity date on August 23, 2010. The loan is personally guaranteed by Mr. Wu, Henian and Mr. Tu Jun and secured by Mr. Zhuang, Zehao's personal property. According to the loan agreement, BN has right to request Borou to repay the outstanding debt in full immediately if the Company does not meet any of the following: (a) Borou should repay 30% of principal within 6 months of receipt of the first borrowing; (b) Within term of loan, Borou should maintain certain amounts of cash deposits and cash withdrawals with the bank on monthly basis of not less than 30% of its revenue; (c) The Company as a whole (Borou and TMK Shenzhen)’s total loans should not exceed $19,013,800 (RMB 130,000,000); (d) The Company as a whole (Borou and TMK Shenzhen)'s total revenue including VAT tax should not be less than $51,191,000 (RMB 350,000,000); (e) Borou cannot distribute any dividend or pledge using its assets, cannot add any additional borrowing within loan period; (f) Borou's total revenue including VAT tax should be maintained at not less than $51,191,000 (RMB 350,000,000). Borou has met all of the above requirements and has repaid principal and interests due through March 2010, except item (f) BN has not requested Borou to pay off this loan, however, Borou was not able to obtain a waive letter from BN.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5: SHORT-TERM BANK LOANS (CONTINUED)

On August 21, 2009, TMK Shenzhen obtained a one-year term loan in the amount of $1,170,080 (RMB 8,000,000) from Bank of Ningbo Shenzhen Branch ("BON") bearing interest at approximately 6.37% with maturity date on August 20, 2010. The loan is personally guaranteed by Mr. Wu, Henian and secured by Mr. Zhuang, Zehao's personal property. According to the loan agreement, BN has right to request TMK Shenzhen to repay the outstanding debt in full immediately if the Company does not meet any of the following: (a) the Company cannot distribute any bonus or dividend; (b) The total financing amount cannot exceed $19,013,800 (RMB 130,000,000) and the total revenue should not be less than $51,191,000 (RMB 350,000,000), the revenue defined here includes VAT tax). As of the filing date, the Company is not in violation of any requirements stated above.

On June 18, 2008, TMK Shenzhen entered into a credit agreement with Bank of China Shenzhen Branch (“BOC”) to obtain a line of credit in the amount of $2,787,109 (RMB 19,000,000). The loan bears interest at approximately 5.346% per annum and matured on June 18, 2010. The loan is personally guaranteed by Mr. Wu, Henian.

The unused line of credit amounted to $0 and $403,957 at June 30, 2010 and December 31, 2009, respectively.

NOTE 6: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	June 30, 2010	December 31, 2009
DBS Bank	$1,847,128	$2,181,753
China Construction Bank Shenzhen Branch	3,524,880	4,387,800
Bank of China Shenzhen Branch	5,874,800	5,119,100
Less current portion	(1,236,981)	(2,451,700)
Long -term portion	$10,009,827	$9,236,953

On November 13, 2009, TMK Shenzhen obtained a 3-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of $2,237,778 (RMB 15,300,000) bearing interest at approximately 130% of the prevailing prime rate at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). DBS requires the Company to deposit $438,780 (RMB 3,000,000) as security (refunded to the Company in 6 months as the company made payments on timely basis). Based on agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at $5,850,400 (RMB 40,000,000) annually and $1,462,600 (RMB 10,000,000) quarterly. The Company did not violate any of the above covenants at June 30, 2010.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6: LONG-TERM BANK LOANS (CONTINUED)

On August 05, 2009, Borou obtained a 3-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of $5,850.400 (RMB 40,000,000) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. As of December 31, 2009, $5,119,100 (RMB 35,000,000) was received in August 2009 and the remaining $731,100 (RMB 5,000,000) was received in January 2010. Pursuant to the loan agreement, the loan can only be used for working capital purpose (RMB 20,000,000) and fixed asset purchase purpose (RMB 20,000,000). If violated, a penalty will be charged at 100% of interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of $2,925,200 (RMB 20,000,000) and one of Borou’s properties with fair value of $2,925,200 (RMB 20,000,000). Based on loan agreement, BOC also has right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year' loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the Bank before it pays off borrowing from its shareholders and other debt; (c) Fixed assets purchase loan can only be used for equipment purchase. The proceeds will be sent to equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than $1,170,080 (RMB 8,000,000) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as at June 30, 2010. In accordance with the loan agreement, Borou also agreed to pay $175,512 (RMB 1,200,000) of bank charge in 3 years with annual bank charge of $58,504 (RMB 400,000) made prior to August 30 each year.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of $4,400,698 (RMB 30,000,000) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of $146,260 (RMB 1,000,000) starting from the 13 th month until maturity date. In the event the Company defaulted on the loan, the interest rate will be increased to 150% of prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of $263,268 (RMB 1,800,000) to Shenzhen General Chamber of Commerce to secure the loan until the term loan repaid in full. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by Ms. Tu, Lanzhen (CEO’s Wife)'s personal property with fair value of $440,070 (RMB 3,000,000) and the Company's equipment with fair value of $2,938,302 (RMB 20,030,700). The Company did not violate any of the above covenants as of June 30, 2010.

On June 22, 2010, TMK Shenzhen entered into a three-year term loan agreement with Shanghai Bank Shenzhen Branch (“SB”) in the amount of $7,343,500 (RMB 50,000,000) bearing interest at approximately 5.508% paid monthly. Pursuant to the loan agreement, the Company is required to make principal payment at a fixed amount of $293,380 (RMB 2,000,000) starting from the 13th month (after the receipt of first loan proceeds) until maturity date on June 28, 2013. In addition, the Company is required to pay $14,669 (RMB 100,000) per annum as service consulting charge. The loan is personally guaranteed by Mr. Wu, Henian and secured by property owned by Dongguan Yikang Metal Material Ltd. According to the loan agreement, SB has right to request TMK Shenzhen to repay the outstanding debt in full immediately if the Company does not meet any of the following: (a) the purpose of loan is to purchase raw materials, bank’s written consent is needed for any change of purpose; (b) TMK Shenzhen needs to pay off all the required interests, service charges and principle repayments on time; (c) the Company should provide annual audited financial to SB prior to April 30; (d) The Borrower shall obtain written approval before providing a guarantee or pledge its primary assets for any third party; (e) the Company should notify the Bank of any significant corporate changes in writing 30 days in advance; (f) the Company should notify the Bank of any related parties transactions with amount exceeding 10% of its net assets.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6: LONG-TERM BANK LOANS (CONTINUED)

As of the filling date, the Company has received full amount of 7,343,500from SB with the first loan proceeds received on July 2, 2010.

The terms of the long-term bank loans require the Company to maintain a deposit at the bank to secure the loans as follows:

	June 30, 2010	December 31, 2009

DBS Bank	$-	$438,780
Total Current Portion	$-	$438,780

China Construction Bank	$352,488	$263,268
Total Non-current Portion	$352,488	$263,268

NOTE 7: RELATED PARTY TRANSACTIONS

Due from related parties

Due from related party consists of the following:

	June 30, 2010	December 31, 2009

Liu, Xiangjun	$-	$15,204
	$-	$15,204

The above amount due from Liu, Xiangjun represents advance for regularly business expense to be paid by her on behalf of the Company. The amount is non-secured, non-interest bearing, and is considered to be short-term. As of the date of this filing, in anticipation of being a U.S. public company, the due from balance has been repaid and no loans to Liu, Xiangjun are outstanding.

Due to related party

Due to related party consists of the following:

	June 30, 2010	December 31, 2009

Wu, Henian	$876,262	$-
Wang, Zongfu	365,143	-
Huang, Junbiao	181,298	-
Li, Guifang	385	-
Q-Lite Industrial Co., Ltd	-	17,691
Tu, Jun	275	-
Total	$1,423,363	$17,691

Ms. Yu, Zhengfei, Mr. Wang, Zongfu’s wife, holds 25% ownership of Q-Lite Industrial Co., Ltd. (“Q-Lite”). During the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company sold products to Q-Lite in the amounts of $166,924 and $346,047 respectively.

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

The effective tax rate for the Company for the six months ended June 30, 2010 and 2009 was 42.6% and 14.8%, respectively. The effective tax rate for the Company for the three months ended June 30, 2010 and 2009 was 9.5% and 14.7%, respectively. The difference between the effective tax rate and the tax rate prevalent in the United States is due to the fact that 100% of our operations are located and taxed in PRC.

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

NOTE 9 - PRIVATE PLACEMENT

On February 10, 2010, concurrently with the close of the Share Exchange, the Company conducted a private placement transaction (the “Private Placement”) pursuant to which the Company sold an aggregate of 5,486,000 shares of common stock at $1.25 per share (the shares were sold in 54.86 units, each of which included 100,000 shares of common stock and 50,000 detachable common stock warrants with a five year maturity). As a result, the Company received gross proceeds in the amount of approximately $6.9 million. Warrants are five year term from date of issuance, exercisable on a “cash payable” basis, callable if the common stock closing bid price is at least $3.00 and the average trading volume at least 100,000 shares for 15 consecutive trading days and an effective registration is in place. At the closing of the private placement, the Company paid a cash fee of $445,738, or 6.5% of the gross proceeds received from the sale of the securities as placement agent commission, of which $351,488 was paid to Hudson Securities, Inc (“Hudson”), and $87,750 and $6,500 was paid to SHP Securities, LLC (“SHP”) and Williams Financial Group, respectively, at the direction of Hudson. The Company incurred $108,810 in other fees and costs. As partial consideration for placement agent service provided, the Company also issued warrants for the purchase of an aggregate of 658,320 shares of its common stock, exercisable for a period of five years at an exercise price of $1.25 per share of which 553,020 warrants were issued to Hudson and its designees and 105,300 warrants were issued to SHP Securities LLC, at the direction of Hudson. The fair value of the warrants issued to Hudson and SHP Securities is calculated based upon the Black Scholes model and historical stock price/volatility of stocks prices of comparable trading companies. In connection with the private placement, the Company also issued to Hayden Communications International, Inc. (“Hayden”), an investor relations consulting firm, 125,000 shares of Common Stock as partial consideration for the consulting services provided by Hayden.

The Company issued warrants for the purchase of an aggregate of 658,320 shares of its common stock, exercisable for a period of five years at an exercise price of $1.25 per share, of which 553,020 warrants were issued to Hudson and its designees and 105,300 warrants were issued to SHP Securities LLC, at the direction of Hudson. In connection with the private placement, the Company also issued to Hayden Communications International, Inc. (“Hayden”), an investor relations consulting firm, 125,000 shares of Common Stock as partial consideration for the consulting services provided by Hayden.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 - PRIVATE PLACEMENT (CONTINUED)

In addition, the Company evaluated the warrants under ASC 815 to determine whether there is embedded feature included in the warrant agreements that should be recorded as derivative liability, see Note 11 for further discussion.

On March 27, 2010, the Company entered into common share subscription agreements with multiple employees to raise around $3.4 million capital in exchange for 2.7 million shares of common stock (at par value $0.001) .. By June 30, 2010, all shares subscribed have been paid and these shares are registered on April 27, 2010.

NOTE 10- COMMON STOCK WARRANTS

In connection with the private placement, the Company had 2,743,000 shares of common stock issuable upon the exercise of five-year warrants issued to the investors in the private placement with exercise price of $1.60 per share. In addition, the Company granted Hudson and SHP a five-year warrant for the purchase of an amount of shares equal to 8% of the number of securities issued in the private placement. The warrants have an exercise price of $1.25 per share, are currently exercisable and expire on February 9, 2015. The Company agreed to register the 3,401,320 shares of common stock underlying the warrants in a Registration Statement. The Registration Statement was filed on May 24, 2010.

A summary of the Company’s warrant activities for the six months ended June 30, 2010 is as follows:

			Weighted average
	Number of Warrants		Exercise Price
December 31, 2009	-	$	N/A
Private placement investors	2,743,000		$1.60
Hudson Securities, Inc.	553,020		$1.25
SHP Securities LLC	105,300		1.25
June 30, 2010	3,401,320		$1.53

NOTE 11 - DERIVATIVE LIABILITIES

In June 2008, the FASB finalized ASC 815-15, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Pursuant to the Subsequent Equity Sales section under warrant agreement the Company granted, if and whenever on or after the date of inception and through the earlier to occur of (i) eighteen months from the date hereof and (ii) date that there is an effective registration statement on file with the Securities and Exchange Commission covering the resale of all of the Warrant Stock and all of the shares of common stock issued in the offering, the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the then current Exercise Price, then, the Exercise Price shall be multiplied by a fraction. Because of the reset provision, the warrant agreement is considered not indexed to the Company’s stock and therefore the 3,401,320 warrants were determined to be derivative liability under ASC 815-15 and ASC 815-20. The fair value of these warrants at the inception of the private placement was $1,218,744.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 - DERIVATIVE LIABILITIES (CONTINUED)

At June 30, 2010, the derivative liability was valued at $1,883,117 using the Multinomial Lattice models. The $664,373 change in fair value is reported in the Company’s consolidated statement of operations as a loss on derivatives.

The fair value hierarchy for the Company’s derivative liability accounted for at fair value was:

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability - embedded feature of equity	$-	1,883,117	-	1,883,117	$-	-	-	-

Total liabilities	$-	1,883,117	-	1,883,117	$-	-	-	-

NOTE 12: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

The geographic information for revenue is as follows:

	Six Months Ended June 30,
	2010	2009
United States	$84,535	$57,924
Ukraine	81,726	-
Sweden	261,810	89,360
Korea	22,184	3,506
Japan	21,087	19,354
Germany	114,483	143,080
Australia	7,491	13,176
UK	-	66,555
Taiwan	72,932	5,120
Hong Kong	687,045	289,937
China	28,665,897	20,586,860
Peru	-	3,560
Total	$30,019,190	$21,278,432

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13 - RECONCILIATION OF EARNINGS PER SHARE

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net income available to common stockholders	$802,578	$3,092,155	$2,269,945	$1,760,509
Denominator:
Weighted-average shares outstanding for earnings per share, basic	33,175,227	25,250,000	36,111,714	25,250,000
Effect of dilutive securities:
Common stock warrants	658,320	-	400,127	-
Weighted-average shares outstanding for earnings per share, diluted	33,833,547	25,250,000	36,511,841	25,250,000
Net income per share:
Basic	$0.02	$0.12	$0.06	$0.07
Diluted	$0.02	$0.12	$0.06	$0.07

NOTE 14: LEASE COMMITMENT

The Company planned to expand production capacity and signed an agreement with Shenzhen Xutang Economics and Business Ltd. (“Xutang”) at the end of March, 2010 to lease the A3 plant building (a four-storey building), A5 plant building (a four-storey building), C1 dorm (a six-storey building), and office building (a three-storey) located in Zhongcheng Industry Park, Shenzhen. The lease term is for five years from April 1, 2010 to March 31, 2015 with monthly lease payments for around $24,000. The leased premises are currently under remodeling and are expected to be completed in the third quarter of 2010.

NOTE 15: RESTATEMENT

On August 16, 2010, the Company discovered the following errors in the Form 10-Q it filed on May 24, 2010:

A.

The Company issued 3,401,320 warrants in connection with its private placement on February 10, 2010. The warrants contain reset features that should be valued as a derivative liability in accordance with ASC 815. The Company failed to record Derivative Liability and related Additional Paid-in Capital at inception date. In addition, the Company failed to record the change in fair value of derivative liability between inception date and March 31, 2010.

B.	The weighted average number of common shares outstanding is being restated to correct a clerical error.

The following is a summary of items affected by the corrections described above:

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 15: RESTATEMENT (CONTINUED)

	Originally
	Filed	Adjustment	Restated
March 31, 2010

Derivative liability	$-	2,943,977	$2,943,977	A
Total Liabilities	21,906,078	2,943,977	24,850,055

Stockholders' Equity
Additional paid-in capital	11,737,406	(1,218,744)	10,518,662	A
Retained earnings (unrestricted)	11,817,894	(1,725,233)	10,092,661	A
Total stockholders' equity	23,622,079	(2,943,977)	20,678,102
Total Liabilities & Stockholders' Equity	$45,528,157		$45,528,157

	Originally
	Filed	Adjustment	Restated
Three Months Ended March 31, 2010
Other income (expenses):
Change in fair value of embedded derivative	-	(1,725,233)	(1,725,233	)A
Total other expenses	(302,288)	(1,725,233)	(2,027,521)
Income before income taxes	616,041	(1,725,233)	(1,109,192)
Net income	$257,866	(1,725,233)	$(1,467,367)
Comprehensive income	$290,084	(1,725,233)	$(1,435,149)
Weighted average shares outstanding
Basic	26,472,055	3,734,056	30,206,111	B
Diluted	26,849,979	4,460,335	31,310,314	B
Earnings per share - Basic	$0.01	(0.06)	$(0.05	)A, B
Earnings per share - Diluted	$0.01	(0.06)	$(0.05	)A, B

	Originally
	Filed	Adjustment	Restated
Three Months Ended March 31, 2010

Cash Flows From Operating Activities

Net income	$257,866	(1,725,233)	$(1,467,367	)A
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of embedded derivative	-	1,725,233	1,725,233	A
Net cash used in (provided by) operating activities	(1,147,250)		(1,147,250)

Net cash used in investing activities	(5,874,237)		(5,874,237)
Net cash provided by financing activities	6,970,904	6,970,904

Effect of exchange rate changes on cash	154,354	154,354
Net increase (decrease) in cash and cash equivalents	103,771	103,771
Cash and cash equivalents, beginning of period	185,590	185,590
Cash and cash equivalents, end of period	$289,361	$289,361

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
June 30, 2010
Balance sheet	RMB 6.80874 to US$1.00
Statement of income and comprehensive income	RMB 6.81710 to US$1.00

June 30, 2009
Balance sheet	RMB 6.82454 to US$1.00
Statement of income and comprehensive income	RMB 6.82268 to US$1.00

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

We produce and sell high-rate SC, C, D, and F Ni-MH batteries primarily to manufacturers that produce mechanical devices to clients worldwide. Our products are commonly used to power vacuum cleaners and other household electrical appliances; cordless power tools; medical devices; light electric vehicles, such as bicycles, electric vehicles and hybrid electric vehicles; light fittings, battery-operated toys, telecommunications, traffic control, and traffic lighting applications; and personal portable electronic devices, such as digital cameras, portable media players, portable gaming devices and PDAs. We are actively seeking opportunities to expand into the Lithium-Ion battery space through leveraging our lithium battery patent and those of our customers who purchase both nickel-metal hydride and Lithium-Ion batteries, and opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed and sent working prototypes of both nickel-metal hydride battery and Lithium-Ion battery to some of our customers for testing and expect to roll out new products before the end of 2010. More recently, we have developed a working prototype of a hybrid electric vehicle battery pack and are producing sample cells for testing an electric vehicle battery pack. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development center, set up a battery-production base for small scale testing, production and establishing a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. To date, we have entered into letters of intent with two automobile companies in China for the sale of our hybrid electric vehicle battery packs.

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

Second Quarter of 2010 Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2010:

  Revenue: Revenue increased $5.4 million, or 47.3%, to $16.8 million for the three months ended June 30, 2010, from $11.4mil for the same period in 2009.
  Income from operations: Income from operations decreased $0.5 million, or 21.5%, to $1.7 million for the three months ended June 30, 2010, from $2.2 million for the same period in 2009.
  Net income: Net income increased $0.5 million, or 28.9%, to $2.3 million for the three months ended June 30, 2010, from $1.8 million for the same period in 2009.
  Fully diluted net income per share: Fully diluted net income per share was $0.06 for the three months ended June 30, 2010, as compared to $0.07 for the same period in 2009.

Results of Operations

The following table sets forth key components of our results of operations during the three month periods ended June 30, 2010 and 2009, respectively, both in dollars and as a percentage of our net sales. As the acquisition of Leading Asia, Good Wealth and TMK was entered into on February 10, 2010 and acquisition of Borou on July 14, 2009 and during the periods indicated such entities were the only entities in our combined business that had operations, the results of operations below refer only to that of Leading Asia, Good Wealth, Borou and TMK.

For the Three-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

	For the Three Months Ended
	June 30,
	2010			2009
		% of			% of
		Revenue			Revenue

Revenue	16,754,718	100.0%		11,377,776	100.0%
Cost of Goods Sold	(13,375,438)	(79.8%	)	(8,589,595)	(75.5%	)

Gross Profit	4,108,537	20.2%		2,788,181	24.5%

Operating Costs and Expenses
Selling expenses	498,088	3.0%		204,916	1.8%

Depreciation	49,074	0.3%		5,618	0.0%

General and administrative	811,643	4.8%		296,056	2.6%

Research and development	328,150	2.0%		125,751	1.1%

Total operating expenses	1,686,955	10.1%		632,341	5.6%
Income from operations	1,692,325	10.1%		2,155,840	18.9%
Other income (expenses):

Interest expense	(244,883)	(1.5%	)	(92,913)	(0.8%	)
Change in fair value of Embedded derivative	1,060,860	6.3%		-	0.0%

Other income, net	26	0.0%		(81)	(0.0%	)
Total other income (expenses)	816,003	4.9%		(92,994)	(0.8%	)

Income before income taxes	2,508,328	15.0%		2,062,846	18.1%
Income taxes	(238,383)	(1.4%	)	(302,337)	(2.7%	)
Net income	2,269,945	13.5%		1,760,509	15.5%

Sales Revenue. Our sales revenue increased to $16.8 million in the three months ended June 30, 2010 from $11.4 million in the same period in 2009, representing a 47.3% increase period-over-period. The increase in revenue is due to the increase in customer demand.

Cost of Sales. Our cost of sales increased $4.8 million, or 55.7%, to $13.4 million in the three months ended June 30, 2010 from $8.6 million in the same period in 2009. The increase of cost of sales is mainly due to growth of sales revenue. In addition, the Company made additional bonus payments to its employees as a consideration of their contributions to the Company’s growth in the past few years. The Company does not expect same type of payments in next two years.

Gross Profit and Gross Margin. Our gross profit increased $0.6 million, or 21.2%, to $3.4 million in the three months ended June 30, 2010 from $2.8 million in the same period in 2009. The increase of gross profit is primarily due to growth of sales revenue. Our gross margin is 20.2% in second quarter of 2010 compared to 24.5% in the same period last year.

Selling expenses, Our selling expenses, were $0.5 million for the three months ended June 30, 2010, an increase of $0.3 million, or 143.1%, compared to $0.2 million for the same period in 2009. The increase was primarily due to an increase in sales compensation including sales commission as a percentage of sales revenue and marketing activities.

Administrative Expenses. Our administration expense was $0.3 million in the three months ended June 30, 2010 and 0.8 million in the same period in 2009. The increase is related to $0.5 million one-time welfare paid to employees (excluding management level) as a consideration of their efforts to the Company’s going public activity. The Company does not expect any welfare payments in next two years. Excluding this factor, the administration expense is consistent with costs incurred in the same period of prior year.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased 161.0%, to $0.3 million in the three months ended June 30, 2010 from $0.1 million in the same period in 2009 due to the increase of R&D personnel. The company deemed that future growth would depend on increased investment in R&D.

Operating Expense Operating expense was 1.7 million in the three months ended June 30, 2010 compare to $0.6 million in the same period last year. It is due to increase in selling expense and R&D investment as a result of revenue growth as well as welfare payments made in second quarter.

Change in Fair Value of Embedded Derivative We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, embedded feature of warrants is classified as derivative liability. The gain from change in fair value of derivative liability represents the difference of fair value between March 31, 2010 and June 30, 2010.

Income Before Income Taxes. Our income before income taxes increased by $0.4 million, or 21.6%, to $2.5 million in the three months ended June 30, 2010 from $2.1 million in the same period in 2009. The increase of income before income taxes is due to increase of sales revenue as well as gain in fair value of derivative liability offset by increase in administration expense, selling expense and R&D investment.

Income Taxes. We incurred $0.2 million income tax expenses in the three months ended June 30, 2010, as compared to $0.3 million in the same period in 2009. The income tax expense decreased compared to the same period in 2009 due to the fact that the gain of $1.0 million from change in fair value of derivative liability was incurred on US shell company level therefore was not subject to any income taxes.

Net Income. Net income was $2.3 million for the three months ended June 30, 2010, an increase of $0.5 million, or 28.9%, compared to $1.8 million for the same period in 2009.

For the Six-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

	For the Six Months Ended
	June 30,
	2010	% of		2009	% of
		Revenue			Revenue

Revenue	30,019,190	100.0%		21,278,432	100.0%
Cost of Goods Sold	(23,481,135)	(78.2%	)	(16,078,400)	(75.6%	)
Gross Profit	7,267,312	21.8%		5,200,032	24.4%

Operating Costs and Expenses
Selling expenses	732,806	2.4%		396,304	1.9%
Depreciation	66,579	0.2%		58,398	0.3%
General and administrative	2,634,622	8.8%		565,182	2.7%
Research and development	493,394	1.6%		237,760	1.1%
Total operating expenses	3,927,401	13.7%		1,210,559	5.7%
Income from operations	2,610,654	8.7%		3,942,388	18.5%

Other income (expenses):
Interest expense	(486,790)	(1.6%	)	(312,165)	(1.5%	)
Change in market value of Embedded derivative	(664,373)	(2.2%	)	-	0.0%
Other income, net	(60,355)	(0.2%	)	(678)	(0.0%	)
Total other expenses	(1,211,518)	(4.0%	)	(312,843)	(1.5%	)

Income before income taxes	1,399,136	4.7%		3,629,545	17.1%
Income taxes	(596,558)	(2.0%	)	(537,390)	(2.5%	)
Net income	802,578	2.7%		3,092,155	14.5%

Sales Revenue. Our sales revenue increased to $30.0 million in the six months ended June 30, 2010 from $21.3 million in the same period in 2009, representing a 41.1% increase period-over-period. The increase in revenue is due to the increase in customer demand.

Cost of Sales. Our cost of sales increased $7.4 million, or 46.0%, to $23.5 million in the six months ended June 30, 2010 from $16.1 million in the same period in 2009. The increase of cost of sales is consistent with growth rate of sales revenue. In addition, the Company made additional bonus payments to its employees as a consideration of their contributions to the Company’s growth in the past few years in second quarter.. The Company does not expect same type of payments in next two years.

Gross Profit and Gross Margin. Our gross profit increased $1.3 million, or 25.7%, to $6.5 million in the six months ended June 30, 2010 from $5.2 million in the same period in 2009. The increase of gross profit is primarily due to growth of our sales revenue. Our gross margin is 21.8% in second quarter of 2010 compared to 24.4% in the same period last year.

Selling expenses, Our selling expenses, were $0.7 million for the six months ended June 30, 2010, an increase of $0.3 million, or 84.9%, compared to $0.4 million for the same period in 2009. The increase was primarily due to an increase in sales compensation including sales commission as a percentage of sales revenue and marketing activities.

Administrative Expenses. Our administration expenses increased $2.1 million, or 366.2%, to $2.6 million in the six months ended June 30, 2010 from $0.6 million in the same period in 2009. The increase is primarily due to $1.77 million of merger cost incurred in the first quarter of 2010 in connection with TMK's reverse acquisition. In addition, the Company paid $0.5 million one-time welfare to employees (excluding management level) as a consideration of their efforts to the Company’s going public activity. The Company does not expect any welfare payments in next two years. Excluding these two factors, our administration expenses would show a decrease trend.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased 107.5%, to $0.5 million in the six months ended June 30, 2010 from $0.2 million in the same period in 2009 due to the increase in R&D personnel. The company is committed to increase R&D investment to fuel future growth.

Operating Expense Operating expense was $3.9 million in the six months ended June 30, 2010 compare to $1.3 million in the same period last year. The increase is primarily due to $1.77 million of merger cost incurred in second quarter in 2010 in connection with TMK's reverse acquisition as well as welfare payments made in second quarter. Excluding these factors, the increase rate of operation expense is lower than the growth rate of revenue.

Change in Fair Value of Embedded Derivative We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, embedded feature of warrants is classified as derivative liability. The loss from change in fair value of derivative liability is the difference of fair value between February 10, 2010 (inception) and June 30, 2010.

Income Before Income Taxes. Our income before income taxes decreased by 33.8%, to $2.6 million in the six months ended June 30, 2010 from $3.9 million in the same period in 2009. Revenue increase for the first six months ended in 2010 was mainly offset by one- time $1.77 million merger cost and loss of $0.7 million from change in fair value of derivative liability as well as additional welfare and bonus payments made in second quarter.

Income Taxes. We incurred $0.6 million income tax expenses in the six months ended June 30, 2010, as compared to $0.5 million in the same period in 2009. The income taxes increased in the six months ended June 30, 2010 vs. same period in 2009 even though income before income taxes decreased in the six months ended June 30, 2010 vs. same period in 2009. The reason was that merger cost of $1.77 million and loss of $0.7 million from change in fair value of derivative liability were incurred on US shell company level which was not subject to any income taxes.

Net Income. Net income was $0.8 million for the six months ended June 30, 2010, a decrease of $2.3 million, or 74%, compared to $3.1 million for the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $0.93 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	For the Six Months Ended
	June 30,
	2010	2009

Net cash used in (provided by) operating activities	(1,991,201)	189,936
Net cash used in investing activities	(5,446,965)	(5,157,291)
Net cash provided by financing activities	8,131,207	5,237,953
Effect of exchange rate changes on cash	48,155	(14,234)
Net increase in cash and cash equivalents	741,196	256,364
Cash and cash equivalents, beginning of period	185,590	186,463
Cash and cash equivalents, end of period	$926,786	$442,827

Operating activities

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2010, as compared to $0.2 million net cash provided by operating activities for the same period in 2009. The decrease in net cash provided in operating activities was primarily due to decrease in net income and increase in inventories and AR. The decrease is partially offset by the increase in accounts payable.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $5.4 million, as compared to $5.2 million net cash used in investing activities for the same period of 2009. The increase of net cash used in investing activities was mainly attributable to the deposit for Hualian acquisition offset by the decrease of purchase and advance for property and equipment purchase.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $8.1 million, as compared to $5.2 million net cash provided by financing activities for the same period of 2009. The increase of net cash provided by financing activities was mainly attributable to completion of two private placements in the first and second quarter of 2010. The increase is partially offset by the decrease in bank loans and payment to former owners in six months ended June 30, 2010.

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

Significant Accounting Policies

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2010 due to the deficiencies described below.

These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

Deficiencies in our controls and procedures have led to restatements of our financial statements. In August 2010, we discovered that our financial statements for the three months ended March 31, 2010 should not be relied upon due to an error in accounting for warrants issued by the Company in connection with our private placement. On February 10, 2010, the Company issued warrants to both investors and private placement agent. The Warrants terms included rights to purchase shares of stock at various exercise prices per share and subject to adjustment for share issuances (dilutive reset). The Warrants contain reset features (subject to adjustment for dilutive share issuances) and based on the guidance of ASC 815-15 and ASC 815-20, the warrants should be valued as a derivative liability. The Company failed to record Derivative Liability and related Additional Paid-in Capital at inception date. In addition, the Company failed to record the change in fair value of derivative liability between inception date and March 31, 2010.

We are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. We will also seek third-party financial consultant to review and analyze our financial statements and assist us in improving our reporting of financial information. Management plans to enlist additional qualified in-house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter.

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the first half of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On May 1, 2010, the Board of Directors appointed Mr. Jin Hu to serve as our Chief Financial Officer. Mr. Hu is a CPA certified in Virginia with a diverse background in corporate finance, accounting and investment with leading companies in a variety of industries. Prior to joining us, Mr. Hu acted as financial controller with Johnson & Johnson in Beijing from June 2009 to April 2010, where he worked closely with senior management to drive the Multiple Specialty pharmaceutical business unit with 60% sales growth rate and over 100% net profit growth rate in 2009. Prior to that, he served, from August 2008 to January 2009, as an internal consultant with Citigroup in New York to conduct research on industry trends and to evaluate new services to company clients, and from May 2006 to May 2008, worked at Ernst & Young in Washington D.C to perform both financial and IT auditing for clients including Capital One, NASDAQ, Marriott, and United States Department of Health and Human Services. Mr. Hu also served, from November 2003 to May 2006, as a member of the corporate finance team at McKesson Corporation, and worked, from September 2000 to November 2003, as a senior analyst at Stock-Trak Inc. in Atlanta. Mr. Hu earned his Masters Degree in Business Administration from Cornell University, and a dual Masters Degree in Computer Information Systems and Accounting from Georgia State University. He studied in a university in China for three years and then transferred to Louisiana Tech University where he received his Bachelors Degree in accounting.

Other than the item reported above, we have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

CHINA TMK BATTERY SYSTEMS INC.

Dated: August 16, 2010	/s/ Henian Wu
Henian Wu
Chairman
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Jin Hu
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