Form 10-Q/A
period 2010-03-31
China TMK Battery Systems Inc.
filed 2010-10-20
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139660

CHINA TMK BATTERY SYSTEMS INC.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0506246
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Explanatory Note

On August 23, 2010, the board of directors of  China TMK Battery Systems Inc. (the “Company”), after consultation with and upon recommendation from management of the Company, determined that the Company’s previously issued unaudited financial statements for the quarter ended March 31, 2010  included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 24, 2010 (the “Original Filing”) should no longer be relied upon and that disclosure should be made and action should be taken to prevent future reliance.

The Company has restated its financial statements for the quarter ended March 31, 2010 due to issues raised by its independent accountants, MaloneBailey, LLP ("MaloneBailey"), regarding the accounting treatment of certain reset provisions in  warrants to purchase 3,401,320 shares of the Company’s common stock (the “Warrants”), previously issued to investors in a February 10, 2010 private placement (the “Private Placement”).  The Warrants issued in the Private Placement include an anti-dilution provision for adjustment if the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the then current exercise price, which is currently $1.60 per share. Because of the reset provision, the Warrants are not considered to be indexed to the Company’s stock and therefore the Warrants were determined to be derivative liability under ASC 815-15 and ASC 815-20.  The question was raised in light of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (FASB ASC 815-40-15-5) (“ASC 815”) effective as of January 1, 2009, which outlines new guidance for being indexed to an entity’s own stock and the resulting liability or equity classification based on that conclusion.  Reset provisions reduce the exercise price of a warrant or convertible instrument if a company either issues new warrants or convertible instruments that have a lower exercise price.

The board of directors of the Company has performed a complete assessment of the Warrants and has concluded that they are within the scope of ASC 815 due to the reset provisions included in the terms of the agreements.  Accordingly, ASC 815 should have been adopted as of January 1, 2009 by classifying the Warrants as liability measured at fair value with changes in fair value recognized in earnings each reporting and recording a cumulative-effect adjustment to the opening balance of retained earnings.  The Company has calculated the fair value of the Warrants at the date of inception, as well as at the March 31, 2010 reporting period, utilizing multinomial lattice models.  Based on its calculations and assessment of the materiality, the Company concluded that its financial statements for the quarter ended March 31, 2010 included in the Original Filing required restatement and that the Original Filing should be amended.

Except as described above and corresponding changes under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations, no additions or modifications will be made to reflect facts or events occurring subsequent to the date of the Original Filing.

PART I
FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

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
	(Unaudited)
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$289,361	$185,590
Trade receivables, net	5,554,914	2,909,234
Advances to suppliers	346,342	215,689
VAT recoverable	115,938	34,660
Inventories, net	3,680,244	3,973,697
Due from related parties	15,213	15,204
Prepaid expenses and other receivables	1,007,486	-
Restricted cash	438,840	438,780
Total current assets	11,448,338	7,772,854
Property, equipment and construction in progress, net	11,241,793	11,039,703
Advances for property and equipment purchase	19,292,743	16,930,020
Restricted cash	263,304	263,268
Other assets	109,323	50,804
Deposit for business acquisition	3,172,656	-
Total Assets	$45,528,157	$36,056,649

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,342,730	$1,832,737
Accrued liabilities and other payable	308,204	519,129
Customer deposits	271,143	179,272
Wages payable	505,334	556,189
Corporate tax payable	235,207	216,443
Short-term bank loan	3,688,371	4,722,660
Current portion of long-term bank loans	1,843,165	2,451,700
Deferred revenue	27,644	36,854
Due to related parties	1,120,611	17,691
Total current liabilities	11,342,409	10,532,675
Long-term bank loans	9,969,611	9,236,953
Deferred tax liabilities	594,058	593,977
Derivative liability	2,943,977	-
Total Liabilities	24,850,055	20,363,605
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,171,000 and 25,250,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	34,171	25,250
Common stock subscribed, 2,717,250 shares at March 31, 2010	2,717	-
Additional paid-in capital	10,518,662	1,193,591
Accumulated other comprehensive income	397,405	365,187
Subscription receivables	(1,406,502)	-
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	10,092,661	13,070,028
Total stockholders' equity	20,678,102	15,693,044
Total Liabilities & Stockholders' Equity	$45,528,157	$36,056,649

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(Restated)

Revenue	$13,264,472	$9,900,656
Cost of Goods Sold	(10,105,697)	(7,488,805)
Gross Profit	3,158,775	2,411,851

Operating Costs and Expenses
Selling expenses	234,718	191,388
Depreciation	17,505	52,780
General and administrative	1,822,979	269,126
Research and development	165,244	112,009
Total operating expenses	2,240,446	625,303
Income from operations	918,329	1,786,548
Other income (expenses):
Interest expense, net		(241,907)	(219,252)
Other expense, net		(60,381)	(597)
Change in fair value of embedded derivative		(1,725,233)
Total other expenses		(2,027,521)	(219,849)

Income (loss) before income taxes		(1,109,192)	1,566,699
Income taxes		(358,175)	(235,053)
Net income (loss)		$(1,467,367)	$1,331,646

Earnings (loss) per share - basic	$	(0.05)	$0.05

Weighted-average shares outstanding, basic		30,206,111	25,250,000

Earnings (loss) per share - diluted		$(0.05)	$0.05

Weighted-average shares outstanding, diluted		$31,310,314	25,250,000

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(Restated)

Net income (loss)	$(1,467,367)	$1,331,646

Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	32,218	19,432

Comprehensive income (loss)	$(1,435,149)	$1,351,078

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2010 (Unaudited)

			Common Stock				Accumulated
	Common Stock		Subscribed		Additional		Other		Retained	Total
					Paid-in	Subscription	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Share	Amount	Capital	Receivables	Income	Reserves	(Unrestricted)	Equity

Balance at December 31, 2009	25,250,000	$25,250	-	$-	$1,193,591	$-	$365,187	$1,038,988	$13,070,028	$15,693,044

Retained of 2,750,000 shares by original shell shareholders	2,750,000	$2,750	-	$-	$(2,750)	$-	$-	$-	$-	-
Issuance of 560,000 shares for acquisition fee	560,000	560			699,440	-	-	-	-	700,000
Issuance of 125,000 shares for consulting services	125,000	125			156,125	-	-	-	-	156,250
Issuance of 5,486,000 shares at 1.25 per share in private placement, net of offering costs	5,486,000	5,486			6,297,467	-	-	-	-	6,302,953
Common stock subscribed	-	-	2,717,250	2,717	3,393,533	-	-	-	-	3,396,250
Share subscription receivables	-	-	-	-	-	(1,406,502)	-	-	-	(1,406,502)
Distribution to owners - share purchase from former owners	-	-	-	-	-	-	-	-	(1,510,000)	(1,510,000)
Embedded feature of equity					(1,218,744)					(1,218,744)
Foreign currency translation adjustment	-	-	-	-	-	-	32,218	-	-	32,218
Net income (loss) for the three months ended March 31, 2010	-	-	-	-	-	-	-	-	(1,467,367)	(1,467,367)
Balance at March 31, 2010 - Restated	34,171,000	$34,171	2,717,250	$2,717	$10,518,662	$(1,406,502)	$397,405	$1,038,988	$10,092,661	$20,678,102

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(Restated)
Cash Flows From Operating Activities
Net income (loss)	$(1,467,367)	$1,331,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,505	52,780
Common stocks for services provided	856,250	-
Deferred income	(9,238)	-
Change in fair value of embedded derivative	1,725,233	-
Changes in operating assets and liabilities:
Trade receivables	(2,645,680)	(258,247)
Advance to suppliers	(130,653)	(118,660)
Inventories, net	295,135	(431,414)
Account payable - trade	1,509,993	1,172,094
Accrued liabilities and other payables	(210,925)	486,490
Customer deposits	91,871	220,668
Other assets	(58,519)
Prepaid expenses and other receivables	(1,007,486)	(20,550)
Wages payable	(50,855)	43,966
Various taxes payable	(62,514)	186,568
Net cash provided by (used in) operating activities	(1,147,250)	2,665,341

Cash Flows From Investing Activities
Change in restricted cash	(96)	(298,360)
Purchases and advances of property and equipment	(2,701,485)	(5,257,505)
Deposit for Hualian acquisition	(3,172,656)	-
Collection of advances/loans - related parties	-	10,806
Advances/loans - related parties	-	(153,277)
Collection of short-term loan receivable	-	747,697
Net cash used in investing activities	(5,874,237)	(4,950,639)

Cash Flows From Financing Activities
Borrowing from bank notes	-	2,930,200
Repayment of bank notes	-	(1,069,523)
Borrowing from bank loans	1,973,161	7,206,677
Repayment of bank loans	(2,887,878)	(3,925,527)
Common stock subscribed	1,989,748	-
Net proceeds from share issuance	6,302,953	-
Distribution to former owners	(1,510,000)	(1,476,622)
Proceeds from related parties	1,120,611	-
Repayment to related parties	(17,691)	-
Net cash provided by financing activities	6,970,904	3,665,205

Effect of exchange rate changes on cash	154,354	(276,092)
Net increase in cash and cash equivalents	103,771	1,103,815
Cash and cash equivalents, beginning of period	185,590	186,463
Cash and cash equivalents, end of period	$289,361	$1,290,278

Supplemental disclosure information:
Income taxes paid	$339,411	$460
Interest paid	$241,907	$219,252

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

NOTE 2: RESTATEMENT

The financial statements for the quarter ended March 31, 2010 filed with the SEC on May 24, 2010 contained an error related to the accounting treatment of certain reset provisions in  warrants to purchase 3,401,320 shares of the Company’s common stock (the “Warrants”), previously issued to investors in a February 10, 2010 private placement (the “Private Placement”).  The Warrants issued in the Private Placement include an anti-dilution provision for adjustment if the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the then current exercise price, which is currently $1.60 per share for private placement investors and $1.25 per share for Hudson Securities, Inc. and SHP Securities LLC. Because of the reset provision, the Warrants are not considered to be indexed to the Company’s stock and therefore the Warrants were determined to be derivative liability under ASC 815-15 and ASC 815-20.  The question was raised in light of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (FASB ASC 815-15) effective as of January 1, 2009, which outlines new guidance for being indexed to an entity’s own stock and the resulting liability or equity classification based on that conclusion.

At March 31, 2010, the derivative liability had a fair value of $2,943,977, which was determined using the Multinomial Lattice models. The multinomial lattice models that value the derivative liability within the warrants are based on a probability weighted discounted cash flow model.  The warrants were valued with the following assumptions: at February 10, 2010: annual volatility of 73%; term of 5 years; risk free rate of 2.39%; target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at March 31, 2010: annual volatility of 61%; term of 4.87 years; risk free rate of 2.34%; target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants.

In addition, the weighted average number of common shares outstanding is being restated to correct a clerical error.

 The impact of the error on the March 31, 2010 financial statements is reflected in the following tables:

	Originally
	Filed	Adjustment	Restated

March 31, 2010

Derivative liability	$-	2,943,977	$2,943,977
Total Liabilities	21,906,078	2,943,977	24,850,055

Stockholders' Equity
Additional paid-in capital	11,737,406	(1,218,744)	10,518,662
Retained earnings (unrestricted)	11,817,894	(1,725,233)	10,092,661
Total stockholders' equity	23,622,079	(2,943,977)	20,678,102
Total Liabilities & Stockholders' Equity	$45,528,157		$45,528,157

	Originally
	Filed	Adjustment	Restated
Three Months Ended March 31, 2010
Other income (expenses):
Change in fair value of embedded derivative	-	(1,725,233)	(1,725,233)
Total other expenses	(302,288)	(1,725,233)	(2,027,521)
Income (loss) before income taxes	616,041	(1,725,233)	(1,109,192)
Net income (loss)	$257,866	(1,725,233)	$(1,467,367)
Comprehensive income (loss)	$290,084	(1,725,233)	$(1,435,149)
Weighted average shares outstanding
Basic	26,472,055	3,734,056	30,206,111
Diluted	26,849,979	4,460,335	31,310,314
Earnings (loss) per share - Basic	$0.01	(0.06)	(0.05)
Earnings (loss) per share - Diluted	$0.01	(0.06)	(0.05)

	Originally
	Filed	Adjustment	Restated
Three Months Ended March 31, 2010

Cash Flows From Operating Activities

Net income (loss)	$257,866	$(1,725,233)	$(1,467,367)
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in fair value of embedded derivative	-	1,725,233	1,725,233
Net cash provided by (used in) operating activities	(1,147,250)		(1,147,250)

Net cash used in investing activities	(5,874,237)		(5,874,237)

Net cash provided by financing activities	6,970,904		6,970,904

Effect of exchange rate changes on cash	154,354		154,354
Net increase in cash and cash equivalents	103,771		103,771
Cash and cash equivalents, beginning of period	185,590		185,590
Cash and cash equivalents, end of period	$289,361		$289,361

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4: Acquisition

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

NOTE 5: ADVANCES FOR PROPERTY AND EQUIPMENT PURCHASE

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

NOTE 6: SHORT-TERM BANK LOANS

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

NOTE 7: LONG-TERM BANK LOANS

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

NOTE 8: RELATED PARTY TRANSACTIONS

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

NOTE 9: INCOME TAX

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

The effective tax rate for the Company for the three months ended March 31, 2010 and 2009 was 32% and 15%, respectively.

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

NOTE 10 - PRIVATE PLACEMENT

On February 10, 2010, concurrently with the close of the Share Exchange, the Company conducted a private placement transaction (the “Private Placement”) pursuant to which the Company sold an aggregate of 5,486,000 shares of common stock at $1.25 per share (the shares were sold in 54.86 units, each of which included 100,000 shares of common stock and 50,000 detachable common stock warrants with a five year maturity). As a result, the Company received gross proceeds in the amount of approximately $6.9 million. Hudson Securities, Inc. (“Hudson”) and its designees were paid a placement agent commission equal to 6.5% of the gross proceeds from the financing and the Company incurred an additional $108,810 in other fees and costs. In addition, the Company issued to Hudson and its designees 560,000 shares of common stock as partial consideration for advisory services provided in connection with the RTO transaction and a five-year warrant for the purchase of an amount of shares equal to 8% of the number of securities issued in the private placement, exercisable at an initial exercise price of $1.25 per share as partial consideration for placement agent services provided. In connection with the private placement, the Company also issued to Hayden Communications International, Inc. (“Hayden”), an investor relations consulting firm, 125,000 shares of Common Stock as partial consideration for the consulting services provided by Hayden.

In addition, the Company evaluated the warrants under ASC 815 to determine whether there is embedded feature included in the warrant agreements that should be recorded as derivative liability, see Note 13 for further discussion.

NOTE 11- COMMON STOCK WARRANTS

In connection with the private placement, the Company had 2,743,000 shares of common stock issuable upon the exercise of five-year warrants issued to the investors in the private placement. In addition, the Company granted Hudson and SHP Securities LLC a five-year warrant for the purchase of an amount of shares equal to 8% of the number of securities issued in the private placement. The warrants have an exercise price of $1.25 per share, are currently exercisable and expire on February 9, 2015. The Company agreed to register the 3,401,320 shares of common stock underlying the warrants in a Registration Statement. The Registration Statement was filed on May 24, 2010.

A summary of the Company’s warrant activities for the three months ended March 31, 2010 is as follows:

			Weighted average
	Warrants		Exercise Price
Balance December 31, 2009	-	$	N/A
Private placement investors	2,743,000		$1.60
Hudson Securities, Inc.	553,020		$1.25
SHP Securities LLC	105,300		1.25
Balance March 31, 2010	3,401,320		$1.53

NOTE 12 - COMMON STOCK SUBSCRIPTION

The Company entered into common share subscription agreements with multiple employees to raise around $3.4 million capital in exchange for 2.7 million shares of common stock (at par value $0.001) . By March 31, 2010, approximately $2.0 million had been collected. These shares are not registered as of March 24, 2010.

NOTE 13 – DERIVATIVE LIABILITIES

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

At March 31, 2010, the derivative liability was valued at $2,943,977 using the Multinomial Lattice models. The $1,725,233 change in fair value is reported in the Company’s consolidated statement of operations as a loss on derivatives.

The fair value hierarchy for the Company’s derivative liability accounted for at fair value was:

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability - embedded feature of equity	$-	2,943,977	-	2,943,977	$-	-	-	-

Total liabilities	$-	2,943,977	-	2,943,977	$-	-	-	-

NOTE 14: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

The geographic information for revenue is as follows:

	Three Months Ended March 31,
	2010	2009
United States	$69,178	$57,900
Ukraine	32,439	-
Sweden	67,517	-
Korea	5,257	-
Japan	1,712	913
Germany	-	143,021
Australia	7,489	13,171
Taiwan	31,654	34,605
Hong Kong	238,157	88,405
China	12,811,069	9,562,641
Total	$13,264,472	$9,900,656

NOTE 15 - RECONCILIATION OF EARNINGS PER SHARE

	Three Months Ended March 31,
	2010	2009
Net income	$(1,467,367)	$1,331,646
Denominator:
Weighted-average shares outstanding for basic earnings per share	30,206,111	25,250,000
Effect of dilutive securities:
Common stock warrants	1,104,203	-
Weighted-average shares outstanding for diluted earnings per share	31,310,314	25,250,000
Net income per share:
Basic	$(0.05)	$0.05
Net income per share:
Diluted	$(0.05)	$0.05

NOTE 16: SUBSEQUENT EVENT

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

	For Three Months Ended
	March 31,
	2010		2009
		(as		(as
	(in	percent of	(in	percent of
	thousands)	revenue)	thousands)	revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$13,264	100.0%	$9,901	100.0%
Cost of Goods Sold	(10,105)	-76.2%	(7,489)	-75.6%
Gross Profit	3,159	23.8%	2,412	24.4%

Selling Expenses	235	1.8%	191	1.9%

Depreciation	18	0.1%	53	0.5%
General and administrative	1,823	13.7%	269	2.7%
Research and development	165	1.2%	112	1.1%
Total operating expenses	2,241	16.9%	625	6.3%
Income (loss) from operations	918	6.9%	1,787	18.0%

Other expenses
Interest expense	(242)	-1.8%	(219)	-2.2%
Other expenses, net	(60)	-0.5%	(1)	0.0%
Change in fair value of embedded derivative	(1,725)	-13.0%	0	0.0%

Total other expenses	(2,027)	-15.3%	(220)	-2.2%

Income (loss) before income taxes	(1,109)	-8.4%	1,567	15.8%
Income taxes	(358)	-2.7%	(235)	-2.4%

Net Income (loss)	$(1,467)	-11.1%	1,332	13.5%

Sales Revenue. Our sales revenue increased to $13.3 million in the three months ended March 31, 2010 from $9.9 million in the same period in 2009, representing a 34.0% increase period-over-period. . The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts.

Cost of Sales. Our cost of sales increased $2.6million, or 34.9%, to $10.1 million in the three months ended March 31, 2010 from $7.5 million in the same period in 2009. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue.

Gross Profit and Gross Margin. Our gross profit increased $0.8 million, or 31.0%, to $3.2 million in the three months ended March 31, 2010 from $2.4million in the same period in 2009. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. Our gross margin is 23.8% in first quarter of 2010 compared to 24.4% in the same period last year. The decrease in gross margin is mainly due to increase in the production cost.

Operating Expense Operating expense was $2.2 million in the three months ended March 31, 2010 compare to $0.6 million in the same period last year. It is mainly due to one-time merger cost of $1.77 million in the first quarter of 2010.

Change in Fair Value of Embedded Derivative We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The loss from change in fair value of derivative liability represents the difference of fair value between February 10, 2010 (inception) and March 31, 2010.

Income (Loss) Before Income Taxes. Our income before income taxes decreased by $2.68 million, or 170.8%, to -$1.1 million in the three months ended March 31, 2010 from $1.6 million in the same period in 2009. The decrease in income before income tax is primarily due to increase in the one-time merger cost and loss of $1.73 million from change in fair value of derivative liability.

Income Taxes. We incurred $.4 million income tax expenses in the three months ended March 31, 2010, as compared to $.2 million in the same period in 2009. The income taxes increased in the three months ended March 31, 2010 vs. same period in 2009 even though income before income taxes decreased in the three months ended March 31, 2010 vs. same period in 2009. The reason was that merger cost of $1.77 million and loss of $1.73 million from change in fair value of derivative liability were incurred on US shell company level which was not subject to any income taxes.

Net Income (Loss). In the three months ended March 31, 2010, we incurred a net loss of $1.5 million, a decrease of $2.8 million, or 210.2%, from $1.3 million in the same period in 2009.

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

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	March 31, 2010	March 31, 2009
Net cash provided by (used in) operating activities	$(1,147,250)	$2,665,341
Net cash used in investing activities	(5,874,237)	(4,950,639)
Net cash provided by (used in) financing activities	6,970,904	3,665,205
Effects of exchange rate change in cash	154,354	(276,092)
Net increase in cash and cash equivalents	103,771	1,103,815
Cash and cash equivalent at beginning of the quarter	185,590	186,463
Cash and cash equivalent at end of the quarter	$289,361	$1,290,278

Operating activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2010, as compared to $2.7 million net cash provided by operating activities for the same period in 2009. The decrease in net cash provided in operating activities was primarily due to decrease in net income and increase in AR and prepaid expense. The decrease is partially offset by the increase in inventories and change in fair value of embedded derivative.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Xiangjun Liu and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010. Based upon, and as of the date of this evaluation, Ms. Liu and Mr. Hu, determined that, our disclosure controls and procedures were not effective due to the deficiencies described below.

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

Deficiencies in our controls and procedures have led to restatements of our financial statements. In August 2010, we discovered that our financial statements for the three months ended March 31, 2010 should not be relied upon due to an error in accounting for warrants issued by the Company in connection with our private placement. On February 10, 2010, the Company issued warrants to both investors and private placement agent. The Warrants terms included rights to purchase shares of stock at various exercise prices per share and subject to adjustment for share issuances (dilutive reset). The Warrants contain reset features (subject to adjustment for dilutive share issuances) and based on the guidance of ASC 815-15 and ASC 815-20, the warrants should be valued as a derivative liability. The Company failed to record Derivative Liability and related Additional Paid-in Capital at inception date. In addition, the Company failed to record the change in fair value of derivative liability between inception date and March 31, 2010 in Form 10-Q filed on May 24, 2010.

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

CHINA TMK BATTERY SYSTEMS INC.

Dated: October 20, 2010	/s/Henian Wu
Henian Wu
Chairman
(Principal Executive Officer)

Dated: October 20, 2010	/s/ Jin Hu
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