Form 10-Q
period 2010-09-30
China TMK Battery Systems Inc.
filed 2010-11-15
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-139660

CHINA TMK BATTERY SYSTEMS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0506246
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Sanjun Industrial Park
No. 2 Huawang Rd., Dalang Street
Bao'an District, Shenzhen 518109
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 755 28109908
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November [*], 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,888,000

CHINA TMK BATTERY SYSTEMS INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	(Removed and Reserved)	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

i

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA TMK BATTERY SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-[*]

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$5,416,248	$185,590
Trade receivables, net	7,750,879	2,909,234
VAT recoverable	146,625	34,660
Inventories, net	4,423,742	3,973,697
Due from related parties	-	15,204
Prepaid expenses and other receivables	59,785	-
Advances to suppliers	1,110,087	215,689
Restricted cash	895,800	438,780
Total current assets	19,803,166	7,772,854
Property, equipment and construction in progress, net	16,149,587	11,039,703
Advances for property and equipment purchase	14,932,564	16,930,020
Restricted cash	358,320	263,268
Deposit for business acquisition	3,238,157	-
Other assets	96,853	50,804
Total Assets	$54,578,647	$36,056,649

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,348,691	$1,832,737
Accrued liabilities and other payable	327,913	519,129
Customer deposits	1,480,948	179,272
Wages payable	471,330	556,189
Corporate tax payable	-	216,443
Short-term loan	-	4,722,660
Current portion of long-term bank loans	630,494	2,451,700
Property purchase payable	492,936	-
Deferred revenue	9,405	36,854
Due to related parties	1,447,110	17,691
Total current liabilities	7,208,827	10,532,675
Long-term bank loans	17,640,442	9,236,953
Deferred tax liabilities	606,323	593,977
Derivative liability	1,255,314	-
Total Liabilities	26,710,906	20,363,605

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding at September 30, 2010
and December 31, 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
36,888,000 and 25,250,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respect	36,888	25,250
Common stock subscribed,	-	-
Additional paid-in capital	10,518,662	1,193,591
Accumulated other comprehensive income	859,782	365,187
Distribution to owners	(2,986,622)	(1,476,622)
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	18,400,043	14,546,650
Total stockholders' equity	27,867,741	15,693,044
Total Liabilities & Stockholders' Equity	$54,578,647	$36,056,649

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In US Dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$16,460,230	$13,008,546	$46,479,420	$34,286,978
Cost of Goods Sold	(12,407,686)	(9,872,563)	(35,888,821)	(25,950,963)
Gross Profit	4,052,544	3,135,983	10,590,599	8,336,015

Operating Costs and Expenses
Selling expenses	435,879	257,409	1,168,685	653,713
Depreciation	64,927	28,601	131,506	86,999
General and administrative	356,844	325,739	2,991,466	890,921
Research and development	156,729	140,110	650,123	377,870
Total operating expenses	1,014,379	751,859	4,941,780	2,009,503
Income from operations	3,038,165	2,384,124	5,648,819	6,326,512

Other income (expenses):
Interest expense	(318,540)	(91,983)	(805,330)	(404,148)
Change in fair value of derivative liability	627,803	-	(36,570)	-
Other expense, net	(168)	(58,930)	(60,523)	(59,608)
Gain on acquisition of business	-	106,350	-	106,350
Total other income (expenses)	309,095	(44,563)	(902,423)	(357,406)

Income before income taxes	3,347,260	2,339,561	4,746,396	5,969,106
Income taxes	(296,445)	(338,633)	(893,003)	(876,023)
Net income	$3,050,815	$2,000,928	$3,853,393	$5,093,083

Earnings per share - basic	$0.08	$0.08	$0.11	$0.20

Weighted-average shares outstanding, basic	36,888,000	25,250,000	34,426,418	25,250,000

Earnings per share - diluted	$0.08	$0.08	$0.11	$0.20

Weighted-average shares outstanding, diluted	$36,913,320	25,250,000	$34,669,132	25,250,000

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2010
(Unaudited)
(In US Dollars)

				Accumulated
			Additional	Other		Retained	Total
	Common Stock		Paid-in	Comprehensive	Statutory	Earnings	Stockholders'
	Share	Amount	Capital	Income	Reserves	(Unrestricted)	Equity
Balance at December 31, 2009	25,250,000	$25,250	$1,193,591	$365,187	$1,038,988	$13,070,028	$15,693,044

Retained of 2,750,000 shres by original Deerfield shareholders	2,750,000	$2,750	$(2,750)	$-	$-	$-	$-
Issuance of 560,000 shares to investment bank	560,000	560	699,440	-	-	-	700,000
Issuance of 125,000 shares to Hayden Communications International, Inc (IR)	125,000	125	156,125	-	-	-	156,250
Issuance of 5,486,000 shares at 1.25 per share in private placement, net of offering costs	5,486,000	5,486	6,297,467	-	-	-	6,302,953
Issuance of 2,717,000 shares at 1.25 per share in a private placement for Chinese investors	2,717,000	2,717	3,393,533	-	-	-	3,396,250
Distribution to owners - share purchase from former owners	-	-	-	-	-	(1,510,000)	(1,510,000)
Reclassification of equity-linked financial instruments to derivative liability	-	-	(1,218,744)				(1,218,744)
Foreign currency translation adjustment	-	-	-	494,595	-	-	494,595
Net income for the nine months ended September 30, 2010	-	-	-	-	-	3,853,393	3,853,393
Balance at September 30, 2010	36,888,000	$36,888	$10,518,662	$859,782	$1,038,988	$15,413,421	$27,867,741

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In US Dollars)

	For the Nine Months Ended September 30,
	2010	2009
Net income	$3,853,393	$5,093,083
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	494,595	(37,465)
Comprehensive income	$4,347,988	$5,055,618

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In US Dollars)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities

Net income	$3,853,393	$5,093,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	530,056	291,017
Gain on business acquisition	-	(106,321)
Gain on assets impairment adjustment	-	(77,178)
Deferred tax benefit	-	(5,067)
Change in fair value of derivative liability	36,570
Common stocks for service provided	856,250	-
Deferred income	(27,799)	(7,387)
Changes in operating assets and liabilities:
Account receivable-trade	(4,710,724)	634,695
Advance to suppliers for purchases	(876,802)	(225,660)
Inventories, net	(362,038)	(699,156)
Account payable - trade	470,819	659,247
Accrued liabilities and other payables	(199,029)	147,112
Customer deposits	1,278,824	300,514
Prepaid expense and other receivables	(58,904)	-
Other Payable	-	(396,711)
Wages payable	(94,999)	244,953
Various taxes payable	(327,291)	165,861
Other Assets	(44,330)	7,530
Net cash used in operating activities	323,996	6,026,532

Cash Flows From Investing Activities
Change in restricted cash	(529,560)	150,546
Purchases and advance for property and equipment	(2,538,393)	(13,421,614)
Purchase of Borou, net of cash acquired	-	(3,059,310)
Deposit for Hualian acquisition	(3,190,441)	-
Collection of advances/loans - related parties	15,204	10,806
Advances/loans - related parties	-	(15,210)
Collection of short-term loan receivable	-	1,172,720
Net cash used in investing activities	(6,243,190)	(15,162,062)

Cash Flows From Financing Activities
Borrowing from bank notes	-	2,931,800
Repayment of bank notes	-	(4,001,907)
Borrowing from bank loans	10,786,027	17,083,449
Repayments of bank loans	(9,289,887)	(5,733,650)
Net proceeds from share issuance	9,699,203	-
Distribution to former owners	(1,481,557)	(1,476,622)
Proceeds from related parties	1,446,725	396,586
Repayment to related parties	(17,691)	(8,610)
Net cash provided by financing activities	11,142,820	9,191,046

Effect of exchange rate changes on cash	7,032	78,864
Net increase (decrease) in cash and cash equivalents	5,230,658	134,380
Cash and cash equivalents, beginning of period	185,590	186,463
Cash and cash equivalents, end of period	$5,416,248	$320,843

Supplemental disclosure information:
Income taxes paid	$1,109,446	$737,400
Interest paid	$805,504	$404,158

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.83720	6.82082
Nine Months Ended September 30, 2009	6.83761	6.82175
Nine Months Ended September 30, 2010	6.69792	6.79810

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

NOTE 3: ACQUISITION

In January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. (“Hualian”). The Company paid overall $3.2 million as deposit during January through September 2010, which shall be withdrawn based upon the MOU if Hualian fails the legal and financial due diligence which are currently in the process and are expected to be completed by the end of the fourth quarter of 2010. In addition, the Company can withdraw the $3.2 million deposit if the 2009 net profit of Hualian is less than $4,105,080 (RMB 28 million).

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4: ADVANCES FOR PROPERTY AND EQUIPMENT PURCHASE

Advances for property and equipment purchase consist of the following:

	September	December 31,
	30, 2010	2009
Advances for Property Purchase (1 unit located in Shihao Mansion)	$3,086,966	$3,024,108
Advances for Equipment Purchase (4 vendors as of 9/30/2010 and 2 vendors as of 12/31/2009)	2,904,783	2,989,816
Advances for Property Purchase (5th and 6th floor as of 9/30/2010 and 3rd, 5th and 6th floor as of 12/31/2009 located in Jinli Building)	8,940,815	10,916,096
Total Advances for Property Purchase	$14,932,564	$16,930,020

The Company entered into two agreements to purchase equipment from two vendors in 2009 and three agreements to purchase equipment from four vendors during nine months ended September 30, 2010. Based on the agreements, the Company is required to pay certain deposits prior to equipment delivery date. The remaining price is to be paid after trial-run of the equipment within certain acceptance period. The ownership of equipment will be transferred to the Company upon the receipt of full purchase price.

The Company is in the process of acquiring several properties and has entered into various property purchase agreements starting year 2009. These agreements generally require the Company to make installment payments and the title and possession transfer to the Company upon the final payment. For the properties listed in the table above, the final payment had not been made by September 30, 2010 and December 31, 2009 and as a result, the payments made through those respective dates were not recorded as properties. No depreciation was recorded related to these advances.

NOTE 5: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:

	September 30,	December 31,
	2010	2009
Bank Loans borrowed by TMK Shenzhen
Bank of China Shenzhen Branch	$-	$2,382,500
Bank of Ningbo Shenzhen Branch	-	1,170,080

Bank Loans borrowed by Borou
Bank of Ningbo Shenzhen Branch	-	1,170,080
Short-term loans	$-	$4,722,660

On September 2, 2009, Borou obtained a one-year term loan in the amount of $1,170,080 (RMB 8,000,000) from Bank of Ningbo Shenzhen Branch ("BN") bearing interest at approximately 6.37% with maturity date on August 23, 2010. The loan is personally guaranteed by Mr. Wu, Henian and Mr. Tu Jun and secured by Mr. Zhuang, Zehao's personal property. The loan was fully repaid on August 19, 2010.

On September 2, 2009, TMK Shenzhen obtained a one-year term loan in the amount of $1,170,080 (RMB 8,000,000) from Bank of Ningbo Shenzhen Branch ("BON") bearing interest at approximately 6.37% with maturity date on August 20, 2010. The loan is personally guaranteed by Mr. Wu, Henian and secured by Mr. Zhuang, Zehao's personal property. The Company remained compliant with the terms of the loan agreement and on August 19, 2010 the Company repaid the loan in full.

On June 18, 2008, TMK Shenzhen entered into a credit agreement with Bank of China Shenzhen Branch (“BOC”) to obtain a line of credit in the amount of $2,787,109 (RMB 19,000,000). The loan bears interest at approximately 5.346% per annum and matured on June 18, 2010. The loan is personally guaranteed by Mr. Wu, Henian.

The unused line of credit amounted to $0 and $403,957 at September 30, 2010 and December 31, 2009, respectively.

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	September 30, 2010	December 31, 2009
DBS Bank	$1,698,636	$2,181,753
China Construction Bank Shenzhen Branch	3,135,300	4,387,800
Bank of China Shenzhen Branch	5,972,000	5,119,100
Bank of Shanghai Shenzhen Branch	7,465,000	-
Less current portion	(630,494)	(2,451,700)
Long -term portion	$17,640,442	$9,236,953

On June 22, 2010, TMK Shenzhen entered into a three-year term loan agreement with Shanghai Bank Shenzhen Branch (“SB”) in the amount of $7,343,500 (RMB 50,000,000) bearing interest at approximately 5.508% paid monthly. Pursuant to the loan agreement, the Company is required to make principal payment at a fixed amount of $293,380 (RMB 2,000,000) starting from the 13th month (after the receipt of first loan proceeds) until maturity date on June 28, 2013. In addition, the Company is required to pay $14,669 (RMB 100,000) per annum as service consulting charge. The loan is personally guaranteed by Mr. Wu, Henian and secured by property owned by Dongguan Yikang Metal Material Ltd. According to the loan agreement, SB has right to request TMK Shenzhen to repay the outstanding debt in full immediately if the Company does not meet any of the following: (a) the purpose of loan is to purchase raw materials, bank’s written consent is needed for any change of purpose; (b) TMK Shenzhen needs to pay off all the required interests, service charges and principle repayments on time; (c) the Company should provide annual audited financial to SB prior to April 30; (d) The Borrower shall obtain written approval before providing a guarantee or pledge its primary assets for any third party; (e) the Company should notify the Bank of any significant corporate changes in writing 30 days in advance; (f) the Company should notify the Bank of any related parties transactions with amount exceeding 10% of its net assets. The Company did not violate any of the above covenants as of September 30, 2010.

On November 13, 2009, TMK Shenzhen obtained a 3-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of $2,237,778 (RMB 15,300,000) bearing interest at approximately 130% of the prevailing prime rate at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). Based on agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at $5,850,400 (RMB 40,000,000) annually and $1,462,600 (RMB 10,000,000) quarterly. The Company did not violate any of the above covenants as of September 30, 2010.

On August 05, 2009, Borou obtained a 3-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of $5,850.400 (RMB 40,000,000) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. As of December 31, 2009, $5,119,100 (RMB 35,000,000) was received in August 2009 and the remaining $731,100 (RMB 5,000,000) was received in January 2010. Pursuant to the loan agreement, the loan can only be used for working capital purpose (RMB 20,000,000) and fixed asset purchase purpose (RMB 20,000,000). If violated, a penalty will be charged at 100% of interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of $2,925,200 (RMB 20,000,000) and one of Borou’s properties with fair value of $2,925,200 (RMB 20,000,000). Based on loan agreement, BOC also has right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year' loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the Bank before it pays off borrowing from its shareholders and other debt; (c) Fixed assets purchase loan can only be used for equipment purchase. The proceeds will be sent to equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than $1,170,080 (RMB 8,000,000) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants at September 30, 2010. In accordance with the loan agreement, Borou also agreed to pay $175,512 (RMB 1,200,000) of bank charge in 3 years with annual bank charge of $58,504 (RMB 400,000) made prior to August 30 each year.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of $4,400,698 (RMB 30,000,000) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of $146,260 (RMB 1,000,000) starting from the 13 th month until maturity date. In the event the Company defaulted on the loan, the interest rate will be increased to 150% of prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of $263,268 (RMB 1,800,000) to Shenzhen General Chamber of Commerce to secure the loan until the term loan repaid in full. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by Ms. Tu, Lanzhen (CEO’s Wife)'s personal property with fair value of $440,070 (RMB 3,000,000) and the Company's equipment with fair value of $2,938,302 (RMB 20,030,700). The Company did not violate any of the above covenants as of September 30, 2010.

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7: RELATED PARTY TRANSACTIONS

Due from related parties

Due from related party consists of the following:

	September 30,	December 31,
	2010	2009
Liu, Xiangjun	$-	$15,204

The above amount due from Liu, Xiangjun represents advance for regular business expense to be paid by her on behalf of the Company. The amount is non-secured, non-interest bearing, and is considered to be short-term. As of the date of this filing, in anticipation of being a U.S. public company, the due from balance has been repaid and no loans to Liu, Xiangjun are outstanding.

Due to related party

Due to related party consists of the following:

	September 30,	December 31,
	2010	2009
Wu, Henian	$890,760	$-
Wang, Zongfu	371,185	-
Huang, Junbiao	184,298	-
Li, Guifang	385	-
Q-Lite Industrial Co., Ltd	206	17,691
Tu, Jun	276	-
Total	$1,447,110	$17,691

Ms. Yu, Zhengfei, Mr. Wang, Zongfu’s wife, holds 25% ownership of Q-Lite Industrial Co., Ltd. (“Q-Lite”). During the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company sold products to Q-Lite in the amounts of $205,202 and $346,047 respectively.

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-10.0%	-10.0%	-10.0%	-10.0%
Change in valuation allowance	-6.1%	-0.5%	3.8%	-0.3%
Provision for income tax	8.9%	14.5%	18.8%	14.7%

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

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 - PRIVATE PLACEMENT

On February 10, 2010, concurrently with the close of the Share Exchange, the Company conducted a private placement transaction (the “Private Placement”) pursuant to which the Company sold an aggregate of 5,486,000 shares of common stock at $1.25 per share (the shares were sold in 54.86 units, each of which included 100,000 shares of common stock and 50,000 detachable common stock warrants with a five year maturity). As a result, the Company received gross proceeds in the amount of approximately $6.9 million. Warrants are five year term from date of issuance and permit a cashless exercise, callable if the common stock closing bid price is at least $3.00 and the average trading volume at least 100,000 shares for 15 consecutive trading days and an effective registration is in place. At the closing of the private placement, the Company paid a cash fee of $445,738, or 6.5% of the gross proceeds received from the sale of the securities as placement agent commission, of which $351,488 was paid to Hudson Securities, Inc (“Hudson”), and $87,750 and $6,500 was paid to SHP Securities, LLC (“SHP”) and Williams Financial Group, respectively, at the direction of Hudson. The Company incurred $108,810 in other fees and costs. As partial consideration for placement agent service provided, the Company also issued warrants for the purchase of an aggregate of 658,320 shares of its common stock, exercisable for a period of five years at an exercise price of $1.25 per share of which 553,020 warrants were issued to Hudson and its designees and 105,300 warrants were issued to SHP Securities LLC, at the direction of Hudson. These warrants also contain a reset provision, see Note 11 for further discussion.

In connection with the private placement, the Company also issued to Hayden Communications International, Inc. (“Hayden”), an investor relations consulting firm, 125,000 shares of Common Stock as partial consideration for the consulting services provided by Hayden.

In addition, the Company evaluated the warrants under ASC 815 to determine whether the warrants are indexed to the company's own stock, see Note 11 for further discussion.

On March 27, 2010, the Company entered into common share subscription agreements with multiple employees to raise around $3.4 million capital in exchange for 2.7 million shares of common stock (at par value $0.001) .. By September 30, 2010, all shares subscribed have been paid and these shares are registered on April 27, 2010.

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

A summary of the Company’s warrant activities for the six months ended September 30, 2010 is as follows:

			Weighted
	Number of		average
	Warrants		Exercise Price
December 31, 2009	-	$	N/A
Private placement investors	2,743,000		$1.60
Hudson Securities, Inc.	553,020		$1.25
SHP Securities LLC	105,300		$1.25
September 30, 2010	3,401,320		$1.53

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

At September 30, 2010, the derivative liability was valued at $1,255,314 using the Multinomial Lattice models. The $36,570 change in fair value is reported in the Company’s consolidated statement of operations as a loss on derivatives. The warrants were valued with the following assumptions: at February 10, 2010 - annual volatility of 73%, term of 5 years, risk free rate of 2.39%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at September 30, 2010 - annual volatility of 50%, term of 4.37 years, risk free rate of 1.27%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants. The projected volatility is based on historical volatilities of 15 comparable companies for the valuation periods as the Company does not have sufficient trading history.

The fair value hierarchy for the Company’s derivative liability accounted for at fair value was:

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	-	1,255,314	1,255,314	$-	-	-	-

Total liabilities	$-	-	1,255,314	1,255,314	$-	-	-	-

NOTE 12: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

The geographic information for revenue is as follows:

	Nine Months Ended September 30,
	2010	2009
United States	$374,484	$101,234
Ukraine	167,494	81,260
Sweden	-	135,034
Korea	194,611	3,507
Japan	22,282	25,065
Germany	117,041	186,419
Australia	10,900	41,699
UK	-	17,959
South Africa	4,829	-
Taiwan	110,312	80,937
Hong Kong	1,808,612	459,015
China	43,668,855	33,148,139
Peru	-	3,560
Viet Nam	-	3,150
Total	$46,479,420	$34,286,978

China TMK Battery Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 13 - RECONCILIATION OF EARNINGS PER SHARE

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator
Net income available to common stockholders	$3,853,393	$5,093,083	$3,050,815	$2,000,928
Denominator:
Weighted-average shares outstanding for earnings per share, basic	34,426,418	25,250,000	36,888,000	25,250,000
Effect of dilutive securities:
Common stock warrants	242,714	-	25,320.00	-
Weighted-average shares outstanding for earnings per share, diluted	34,669,132	25,250,000	36,913,320	25,250,000
Net income per share:
Basic	$0.11	$0.20	$0.08	$0.08
Diluted	$0.11	$0.20	$0.08	$0.08

NOTE 14: LEASE COMMITMENT

The Company planned to expand production capacity and signed an agreement with Shenzhen Xutang Economics and Business Ltd. (“Xutang”) at the end of March, 2010 to lease the A3 plant building (a four-storey building), A5 plant building (a four-storey building), C1 dorm (a six-storey building), and office building (a three-storey) located in Zhongcheng Industry Park, Shenzhen. The lease term is for five years from April 1, 2010 to March 31, 2015 with monthly lease payments for around $24,000. The remodeling was completed in the third quarter of 2010.

NOTE 15: SUBSEQUENT EVENT

Effective October 1, 2010, Borou has been approved as a general VAT taxpayer by Shenzhen National Tax Bureau and will be subject to 17% VAT rate.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” or “the Company” are to combined business of China TMK Battery Systems Inc., a Nevada corporation, and its consolidated subsidiaries, Leading Asia, Good Wealth, TMK and Borou;
  “Leading Asia” are to Leading Asia Pacific Investment Limited, a BVI company;
  “Good Wealth” are to Good Wealth Capital Investment Limited, a Hong Kong company;
  “TMK” are to Shenzhen TMK Power Industries Ltd., a PRC limited company;
  “Borou” are to Shenzhen Borou Industrial Co., Ltd., a PRC limited company;
  “BVI” are to the British Virgin Islands;
  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
  “PRC,” “China,” and “Chinese,” are to the People’s Republic of China;
  “SEC” are to the Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Renminbi” and “RMB” are to the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

Through our indirect Chinese subsidiary, TMK, we design, develop, manufacture and sell environmentally-friendly nickel-metal hydride cell, or Ni-MH, rechargeable batteries, which are commonly used to power applications such as, vacuum cleaners and other household electrical appliances; cordless power tools; medical devices; light electric vehicles, such as bicycles, electric vehicles and hybrid electric vehicles; light fittings, battery-operated toys, telecommunications, traffic control, and traffic lighting applications; and personal portable electronic devices, such as digital cameras, portable media players, portable gaming devices and PDAs.

Historically, we have focused on the development of high-rate Ni-MH rechargeable batteries of types SC, C, D, and F and have been engaged in the large-scale production of these products for over eight years. The target customers of these products are mainly factories that produce power tools, vacuum cleaners and other household electrical appliances, electric bicycles, battery-operated toys and medical devices and whose requirements for battery performance are higher-rate than those of the ordinary type AA and AAA batteries used for domestic purposes. Some of our customers include Siemens, LG, Electrolux, Bosch, Venom, and Changhong.

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

We are also actively seeking opportunities to expand into the Lithium-Ion battery space through leveraging our lithium battery patent and those of our customers who purchase both nickel-metal hydride and Lithium-Ion batteries, and opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed and sent working prototypes of both nickel-metal hydride battery and Lithium-Ion battery to some of our customers for testing and expect to roll out new products before the end of 2010.

We conduct all of our operations in Shenzhen City, China, in close proximity to China’s electronics manufacturing base and its rapidly growing market. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively in an increasingly price-sensitive market. In addition, we have automated key stages of our manufacturing process to be able to produce high-quality battery cells that consistently meet the stringent requirements of our customers.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter:

  Revenue: Revenue increased $3.5 million, or 26.5%, to $16.5 million for the three months ended September 30, 2010, from $13.0 million for the same period in 2009.
  Income from operations: Income from operations increased $0.6 million, or 27.4%, to $3.0 million for the three months ended September 30, 2010, from $2.4 million for the same period in 2009.
  Net income: Net income increased $1.1 million, or 52.5%, to $3.1 million for the three months ended September 30, 2010, from $2.0 million for the same period in 2009.
  Fully diluted net income per share: Fully diluted net income per share was $0.08 for the three months ended September 30, 2010, as compared to $0.08 for the same period in 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenue.

Comparison of Three Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

(All amounts, other than percentages, are in U.S. dollars)

	For the Three Months Ended
	September 30,
		% of		% of
	2010	Revenue	2009	Revenue

Revenue	$16,460,230	100.0%	$13,008,546	100.0%
Cost of Goods Sold	(12,407,686)	-75.4%	(9,872,563)	-75.9%
Gross Profit	4,052,544	24.6%	3,135,983	24.1%

Operating Costs and Expenses
Selling expenses	435,879	2.6%	257,409	2.0%
Depreciation	64,927	0.4%	28,601	0.2%
General and administrative	356,844	2.2%	325,739	2.5%
Research and development	156,729	1.0%	140,110	1.1%
Total operating expenses	1,014,379	6.2%	751,859	5.8%
Income from operations	3,038,165	18.5%	2,384,124	18.3%

Other income (expenses):
Interest expense	(318,540)	-1.9%	(91,983)	-0.7%
Change in fair value of derivative liability	627,803	3.8%	-	0.0%
Other expense (income), net	(168)	0.0%	(58,930)	-0.5%
Gain no acquisition of business	-	0.0%	106,350	0.8%
Total other expenses	309,095	1.9%	(44,563)	-0.3%

Income before income taxes	3,347,260	20.3%	2,339,561	18.0%
Income taxes	(296,445)	-1.8%	(343,700)	-2.6%
Deferred tax benefit	-	0.0%	5,067	0.0%
Net income	$3,050,815	18.5%	$2,000,928	15.4%

Revenue. Our revenue increased to $16.5 million in the three months ended September 30, 2010 from $13.0 million in the same period in 2009, representing a $3.5 million or 26.5% increase period-over-period. The increase in revenue is due to the increase in customer demand.

Cost of goods sold. Our cost of goods sold increased $2.5 million, or 25.7%, to $12.4 million in the three months ended September 30, 2010 from $9.9 million for the same period in 2009. The increase of cost of sales is mainly due to growth of sales revenue.

Gross profit and gross margin. Our gross profit increased $0.9 million, or 29.2%, to $4.1 million in the three months ended September 30, 2010 from $3.1 million in the same period in 2009. The increase in our gross profit is primarily due to the increase in sales and is relatively consistent with the increase in our net revenue. Our gross margin is 24.6% in third quarter of 2010 compared to 24.1% in the same period last year.

Selling expenses. Our selling expenses were $0.44 million for the three months ended September 30, 2010, an increase of $0.18 million, or 69.3%, compared to $0.26 million for the same period in 2009. The increase is primarily due to increase of sales force.

General and administrative expenses. Our general and administrative expenses increased $0.03 million, or 9.5%, to $0.36 million in the three months ended September 30, 2010 from $0.33 million in the same period in 2009. The administration expense is consistent with costs incurred in the same period of prior year.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased $0.02 million, or 11.9%, to $0.16million in the three months ended September 30, 2010 from $0.14 million in the same period in 2009. The R&D cost is consistent with costs incurred in the same period of prior year.

Interest expense. Interest expense increased $0.2 million, or 246.3%, to $0.3 million in the three months ended September 30, 2010 from $0.1 million in the same period in 2009. The increase in interest expense is due to the fact the Company borrowed more bank loans in 3 months ended 9/30/2010 compared to 9/30/2009. This is consistent with increase in our bank loan outstanding balance at 9/30/2010 vs. 9/30/2009.

Change in fair value of derivative liability. We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The gain of 0.6 million from change in fair value of derivative liability represents the difference of fair value between June 30, 2010 and September 30, 2010.

Income before income taxes. Our income before income taxes increased by $1.0 million, or 43.1%, to $3.3 million in the three months ended September 30, 2010 from $2.3 million in the same period in 2009. The increase of income before income taxes is due to an increase of sales revenue as well as gain in fair value of derivative liability partial offset by increase in expenses.

Net income. Net income was $3.1 million for the three months ended September 30, 2010, an increase of $1.1 million, or 52.5%, compared to $2.0 million for the same period in 2009.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

(All amounts, other than percentages, are in U.S. dollars)

	For the Nine Months Ended
	September 30,
		% of		% of
	2010	Revenue	2009	Revenue

Revenue	$46,479,420	100.0%	$34,286,978	100.0%
Cost of Goods Sold	(35,888,821)	-77.2%	(25,950,963)	-75.7%
Gross Profit	10,590,599	22.8%	8,336,015	24.3%

Operating Costs and Expenses
Selling expenses	1,168,685	2.5%	653,713	1.9%
Depreciation	131,506	0.3%	86,999	0.3%
General and administrative	2,991,466	6.4%	890,921	2.6%
Research and development	650,123	1.4%	377,870	1.1%
Total operating expenses	4,941,780	10.6%	2,009,503	5.9%
Income from operations	5,648,819	12.2%	6,326,512	18.5%

Other income (expenses):
Interest expense	(805,330)	-1.7%	(404,148)	-1.2%
Change in fair value of derivative liability	(36,570)	-0.1%		0.0%
Other expense (income), net	(60,523)	-0.1%	(59,608)	-0.2%
Gain no acquisition of business	-	0.0%	106,350	0.3%
Total other expenses	(902,423)	-1.9%	(357,406)	-1.0%

Income before income taxes	4,746,396	10.2%	5,969,106	17.4%
Income taxes	(893,003)	-1.9%	(876,023)	-2.6%
Net income	$3,853,393	8.3%	$5,093,083	14.9%

Revenue. Our revenue increased to $46.5 million in the nine months ended September 30, 2010 from $34.3 million in the same period in 2009, representing a 12.2 million or 35.6% increase period-over-period. The increase in revenue is due to the increase in customer demand, which we believe is a result of our market expansion efforts.

Cost of goods sold. Our cost of goods sold increased $9.9 million, or 38.3%, to $35.9 million in the nine months ended September 30, 2010 from $26.0 million in the same period in 2009. The increase of cost of goods sold is consistent with growth rate of our sales revenue. In addition, the Company made one-time bonus payments in the amount of $0.7 million to its employees in second quarter of 2010 as a consideration of their contributions to the Company’s growth in the past few years. The Company does not expect same type of payments in next two years.

Gross profit and gross margin. Our gross profit increased $2.3 million, or 27.0%, to $10.6 million in the nine months ended September 30, 2010 from $8.3 million in the same period in 2009. The increase in our gross profit is primarily due to the increase in sales revenue. Our gross margin was 22.8% for the nine months ended September 30, 2010, compared to 24.3% in the same period last year.

Selling expenses. Our selling expenses were $1.2 million for the nine months ended September 30, 2010, an increase of $0.5 million, or 78.8%, compared to $0.7 million for the same period in 2009. The increase is primarily due to an increase in sales compensation, including sales commission, as a percentage of sales revenue and marketing activities.

General and administrative expenses. Our general and administrative expenses increased $2.1 million, or 235.8%, to $3.0 million in the nine months ended September 30, 2010 from $0.9 million in the same period in 2009. The increase was primarily due to $1.77 million in one-time merger costs incurred in the first quarter of 2010 in connection with our reverse acquisition. The one-time merger cost included approximately $0.9 million in consulting, legal, audit and transaction fees in connection with the reverse merger, and approximately $0.86 million in financial advisory consultation and service fees paid to our financial advisor in connection with the reverse merger and concurrent financing. In addition, we paid $0.5 million one-time bonus payments to employees (excluding management level employees) as a consideration of their contributions to our going public activity.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased $0.3, or 72.0%, to $0.7 million in the nine months ended September 30, 2010 from $0.4 million in the same period in 2009 due to an increase in research and development personnel in connection with our commitment to increase our investment in research and development to fuel future growth.

Interest expense. Interest expense increased $0.4 million, or 99.3%, to $0.8 million in the nine months ended September 30, 2010 from $0.4 million in the same period in 2009. The increase in interest expense is due to the fact the Company borrowed more bank loans in 9 months ended 9/30/2010 compared to 9/30/2009. This is consistent with our increase in bank loan outstanding balance at 9/30/2010 compared 9/30/2009.

Change in fair value of derivative liability. We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The loss from change in fair value of derivative liability represents the difference of fair value between February 10, 2010 (inception date) and September 30, 2010.

Income before income taxes. Our income before income taxes decreased by $1.2 million, or 20.5%, to $4.8 million in the nine months ended September 30, 2010 from $6.0 million in the same period in 2009. The decrease is primarily due to onetime merger cost of $1.77 million as well as additional bonus payments of $1.5 million.

Income taxes. We incurred $0.9 million income tax expenses in the nine months ended September 30, 2010, as compared to $0.9 million in the same period in 2009. The income taxes expense is consistent with same period in 2009 since merger cost of $1.77 million was incurred on US shell company level which was not subject to any income taxes.

Net income. Net income was $3.9 million for the nine months ended September 30, 2010, a decrease of $1.2 million, or 24.3%, compared to $5.1 million for the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $5.4 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$323,996	$6,026,532
Net cash used in investing activities	(6,243,190)	(15,162,062)
Net cash provided by financing activities	11,142,820	9,191,046
Effects of exchange rate change in cash	7,032	78,864
Net increase in cash and cash equivalents	5,230,658	134,380
Cash and cash equivalents at beginning of the period	185,590	186,463
Cash and cash equivalent at end of the period	$5,416,248	$320,843

Operating Activities

Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2010, as compared to $6.0 million net cash provided by operating activities for the same period in 2009. The decrease in net cash provided in operating activities is primarily due to decrease in net income and increase in accounts receivable and advance to suppliers. The decrease is partially offset by the increase in customer deposit.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $6.2 million, as compared to $15.2 million net cash used in investing activities for the same period of 2009. The decrease of net cash used in investing activities is due to decrease in cash spent in purchase and advance for property and equipment. In addition, the Company completed the acquisition of Shenzhen Borou Industrial Co., Ltd with cash consideration mainly paid out in the third quarterly of 2009.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $11.1 million, as compared to $9.2 million net cash provided by financing activities for the same period of 2009. The increase of net cash provided by financing activities is mainly attributable to net proceeds of $9.7 million received from two private placements in the first and second quarters of 2010. The increase is partially offset by the repayment of bank loans in the nine months ended September 30, 2010.

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

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, we have no obligations to pay cash or deliver cash to any other party.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost controls in operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue recognition

The Company generates revenues from the sales of environment-friendly batteries including nickel metal hydride batteries. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of VAT. No return allowance is made as products returns are insignificant based on historical experience. The Company does not provide different policies in term warranties, credits, discounts, rebates, price protection, or similar privileges among customers. Orders are placed by both the distributors and original equipment manufacturers and the products are delivered to the customers within 30-45 days of order, the Company does not provide price protection or right of return to the customers. The price of the products are predetermined and fixed based on contractual agreements, therefore the customers would be responsible for any loss if the customers are faced with sales price reductions and rapid technology obsolescence in the industry. The Company does not allow any discounts, product warrants, credits, rebates or similar privileges.

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

Inventories

Inventories consist of raw materials, production cost, semi-assembled goods and finished goods. Inventories are stated at the lower of cost or market value. Costs are calculated on the weighted average basis and are comprised of direct materials, direct labor and manufacturing overhead. Slow-moving inventories are periodically reviewed for impairment

Impairment of long-lived assets

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

ITEM 4.     CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Xiangjun Liu and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based upon this evaluation, Ms. Liu and Mr. Hu, determined that, as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective due to the deficiencies described below.

These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and SEC rules and regulations.

Deficiencies in our controls and procedures have led to restatements of our financial statements. In August 2010, we discovered that our financial statements for the three months ended March 31, 2010 should not be relied upon due to an error in accounting for warrants issued by the Company in connection with our private placement. On February 10, 2010, the Company issued warrants to both investors and private placement agent. The Warrants terms included rights to purchase shares of stock at various exercise prices per share and subject to adjustment for share issuances (dilutive reset). The Warrants contain reset features (subject to adjustment for dilutive share issuances) and based on the guidance of ASC 815-15 and ASC 815-20, the warrants should be valued as a derivative liability. The Company failed to record Derivative Liability and related Additional Paid-in Capital at inception date. In addition, the Company failed to record the change in fair value of derivative liability between inception date and March 31, 2010. As a result, the Company restated its financial statements for the quarter ended March 31, 2010 on October 20, 2010.

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

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     (REMOVED AND RESERVED).

ITEM 5.     OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.     EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	CHINA TMK BATTERY SYSTEMS INC.

	By:	/s/ Henian Wu
Henian Wu, President and Chairman
(Principal Executive Officer)

	By:	/s/ Jin Hu
Jin Hu, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)