Form 10-K
period 2010-12-31
China TMK Battery Systems Inc.
filed 2011-03-31
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-139660

CHINA TMK BATTERY SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0506246
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Sanjun Industrial Park No. 2
Huawang Rd., Dalang Street
Bao'an District, Shenzhen 518109
People’s Republic of China
(Address of principal executive offices)

(+86) 755 28109908
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [_] No [X]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $29.4 million [$1.47 x 19,993,600 shares (36,888,000 shares outstanding – 16,894,400 held by affiliates]. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 36,888,000 shares of the registrant’s common stock outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA TMK BATTERY SYSTEMS INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

In this report, we refer to information and statistics regarding the battery Industry that we have obtained from a variety of sources. This information is publicly available for free and has not been specifically prepared for us for use in this report or otherwise.

PART I

ITEM 1. BUSINESS.

Business Overview

Through our indirect Chinese subsidiary, TMK, we design, develop, manufacture and sell environmentally-friendly nickel-metal hydride cell, or Ni-MH, rechargeable batteries, which are commonly used to power applications such as, vacuum cleaners and other household electrical appliances; cordless power tools; medical devices; light electric vehicles, such as bicycles, electric vehicles and hybrid electric vehicles; light fittings, battery-operated toys, telecommunications, traffic control, and traffic lighting applications; and personal portable electronic devices, such as digital cameras, portable media players, portable gaming devices and PDAs. However, we have derived a major portion of our revenues to date from sales of our Ni-MH rechargeable batteries for the cordless household electrical appliances, high-power electrical tools and electrical toys market.

We conduct all of our operations in Shenzhen City, China, in close proximity to China’s electronics manufacturing base and its rapidly growing market. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively in an increasingly price-sensitive market. In addition, we selectively use automation in our manufacturing process to ensure the high uniformity and precision in our products required by our customers while maintaining our cost-competitive advantage.

Historically, we have focused on the development of high-rate Ni-MH rechargeable batteries of types SC, C, D, and F and have been engaged in the large-scale production of these products for over eight years. The target customers of these products are mainly factories that produce power tools, vacuum cleaners and other household electrical appliances, electric bicycles, battery-operated toys and medical devices and whose requirements for battery performance are higher-rate than those of the ordinary type AA and AAA batteries used for domestic purposes. More recently, we have developed batteries for use in traffic control and traffic lighting applications and have recently secured a contract for sale of these types of batteries to a U.S. customer, Alexis Power Systems, Inc. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development, or R&D, center, set up a battery-production base for small scale testing and production and establish a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. To date, we have entered into letters of intent with two automobile companies in China for the sale of our hybrid electric vehicle battery backs.

We are also actively seeking opportunities to expand into the Lithium-Ion battery space. We hold a lithium battery patent and some of our current customers are also purchasers of Lithium-Ion batteries. We have developed working prototypes of our Lithium-Ion battery and have enlisted the cooperation of some of these customers to use and test these prototypes in their products and provide feedback to us regarding whether the batteries meet their requirements or how they can be improved. In addition, we have been actively seeking opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications.

We are also searching for a potential acquiree to develop our production capacity to meet the demands of our customers and grow our business, and have signed an MOU with one such company discussed under “—Our Corporate History and Background” below.

Our Corporate History and Background

We were incorporated under the laws of the State of Nevada on June 21, 2006 under the name “Deerfield Resources, Ltd.” We were originally formed as an exploration stage company to engage in the search for mineral deposits or reserves. From inception through September 2007, we conducted preliminary exploration activities on certain properties in White Bay, Newfoundland, Canada, on which we held six gold mining claims, pursuant to a claim purchase agreement. Prior to the end of our fiscal year ended September 30, 2008, we decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. From September 2008 through to the date of our reverse acquisition, discussed below, we were a shell company with no operations and our sole purpose was to locate and consummate a merger or acquisition with a private entity.

Acquisition of Leading Asia

On February 10, 2010, we completed a reverse acquisition through a share exchange with Leading Asia and its sole shareholder, Unitech International Investment Holdings Limited, or Unitech, pursuant to which we acquired 100% of the issued and outstanding capital stock of Leading Asia in exchange for 25,250,000 shares of our common stock, which constituted 90.18% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. In connection with the reverse acquisition, we also entered into a cancellation agreement with United Fertilisers (UK) Ltd., or United Fertilisers, our controlling stockholder, whereby United Fertilisers agreed to the cancellation of 272,250,000 shares of our common stock owned by it.

Immediately following closing of the reverse acquisition of Leading Asia, Unitech transferred 10,524,600 of the 25,250,000 shares issued to it under the share exchange to 22 individuals and entities, pursuant to a share allocation agreement that Unitech entered into with these people on February 10, 2010. Among them, 9 individuals and entities received 1,910,600 shares from Unitech for providing consulting services to Leading Asia and its subsidiaries in assisting them to consummate the reverse acquisition of Leading Asia. The remaining 8,614,000 shares were gifted from Unitech to 13 individuals and entities who did not provide services to Leading Asia or its subsidiaries.

As a result of the reverse acquisition of Leading Asia, our business became the business of Leading Asia and its subsidiaries. On February 10, 2010, we changed our name to “China TMK Battery Systems Inc.” to more accurately reflect our new business operations.

Private Placement Transaction

On February 10, 2010, we also completed a private placement transaction with a group of accredited investors, pursuant to which we issued an aggregate of 5,486,000 shares of our common stock to the investors for an aggregate purchase price of $6,857,500, or $1.25 per share, and warrants to purchase up to 2,743,000 shares of our common stock. The warrants have a term of 5 years, bear an exercise price of $1.60 per share, as adjusted from time to time pursuant to anti-dilution and other customary provisions, and are exercisable by investors at any time after the closing date.

As a condition to the closing of the private placement transaction, on February 10, 2010, we entered into a registration rights agreement with the investors, pursuant to which we are obligated to register the securities issued in the private placement within a pre-defined period. If we do not file the required registration statement in a timely manner, or if we fail to cause the required registration statement to become effective within a pre-defined period, then we are obligated to pay to each of the investors a liquidated damages fee of 1% per month of such investors' investment, payable in cash, for every thirty-day period up to a maximum of 6%; provided that, that we will not be obligated to pay any such fee if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC with respect to Rule 415 of the Securities Act, so long as we register at such time the maximum number of securities permissible by the SEC; provided further, that we are not obligated to pay any liquidated damages for our failure to file a registration statement at any time following the one year anniversary of the closing date of the private placement. Due to our failure to cause the required registration statement to become effective within the pre-defined period or since, we became liable to pay $411,450 in aggregate to the investors in our private placement.

The registration rights agreement also gives the investors customary piggyback registration rights.

In connection with the closing of the private placement transaction, we entered into a make good escrow agreement with Unitech, our controlling stockholder, its shareholder, Ms. Guifang Li, Mr. Henian Wu, our Chairman, the investors, Hudson Securities, Inc., or Hudson, as placement agent, and Escrow, LLC, as escrow agent, pursuant to which the parties agreed to the establishment of an escrow account and Unitech delivered into escrow certificates evidencing 1,293,748 shares of our common, to be held for the benefit of the investors in the event that we do not meet certain financial performance thresholds. The parties agreed that if our recurring operating income for the fiscal year ended December 31, 2010, as determined in accordance with United States generally accepted accounting principles, or US GAAP, before any extraordinary gains and excluding any non-cash expenses and one-time expenses related to the private placement transaction, is less than $9,000,000, the escrow agent will be obligated to transfer and deliver, without any further action on the part of the investors, all of the shares to the investors on a pro rata basis for no consideration. The parties agreed that, for purposes of determining whether or not the recurring operating income is met, any liquidated damages under the private placement or reverse acquisition documents, if any, and any expenses incurred as a result of our hiring of an investor relations firm will not be deemed to be an expense, charge, or any other deduction from revenues even though US GAAP may require contrary treatment. We met such financial performance threshold for the fiscal year ended December 31, 2010 and the 1,293,748 shares held in escrow were released to Unitech.

Also in connection with the private placement, Unitech, Ms. Guifang Li, and each of our directors and officers each entered into a lock-up agreement, pursuant to which each of them agreed not to transfer any shares of our capital stock held directly or indirectly by them for an eighteen-month period following the effective date of a registration statement covering the shares issued in connection with the private placement.

MOU with Hualian

On January 4, 2010, we signed a memorandum of understanding, or MOU, with Shenzhen DongFang Hualian Technology Ltd., or Hualian, for the acquisition of Hualian. Pursuant to the MOU, we agreed to conduct a legal and financial due diligence review of Hualian, and if satisfied, to enter into a definitive agreement to acquire Hualian. We have paid an aggregate of $9.4 million as a good faith deposit towards the acquisition in accordance with the MOU, which deposit will be returned to us if Hualian fails the due diligence review or if Hualian's 2009 net profit is less than RMB 28 million. The financial and legal due diligence review process is still ongoing as at the date of this report and is expected to be completed by end of the April 2011. Until the due diligence process is complete, we will not be able to determine whether Hualian will be a significant business acquisition or whether the net profit condition has been met. Hualian was incorporated in Shenzhen, Guangdong province, China, on September 29, 2005 with RMB 10 million of initial capital contributed by three shareholders on a 51%, 24.5% and 24.5% basis. Hualian’s major business is the production of lithium batteries.

Our Corporate Structure

The chart below presents our current corporate structure.

Our Industry

Rechargeable Batteries

A battery is a portable electrochemical system that releases stored electrical energy. The battery industry has experienced significant growth in recent years as a result of increased global demand for portable electronic applications. The higher power requirements, small size, and high-rate discharge of these devices have also driven steady progress in battery technology.

The battery industry can be broadly divided into non-rechargeable (or primary) and rechargeable (or secondary) segments. Rechargeable batteries have increased their share of the overall battery market as they have become more cost and time efficient for use over sustained periods. They also help address environmental concerns over disposal of non-rechargeable batteries.

The four mainstream chemistries currently used in rechargeable batteries for portable electronics are nickel cadmium, nickel metal hydride, lithium-ion, and lithium polymer. The characteristics of each of these battery types, based battery industry standards, are as follows:

	Nickel Cadmium	Nickel Metal Hydride	Lithium-Ion	Lithium Polymer
Commercial introduction	1899	1990	1992	1999
Energy Density	Low	Medium	High	High
Max Voltage Per Cell	1.2	1.2	3.7	3.7
Memory Effect	Yes	Minimal	No	No
Environmental Impact	High	Low	Low	Low
Core Application Usage	Toys, lights, power tools, cordless phones	Portable consumer electronics(1), notebook computers, power tools, hybrid vehicles	Cellular phones, portable consumer electronics(1), notebook computers, power tools	Small scale portable electronics(2)

(1) Portable consumer electronics include portable media players and portable gaming devices.
(2) Small-scale portable consumer electronics include portable audio players and PDAs.

Ni-MH Rechargeable Batteries

All of our products are Ni-MH rechargeable batteries. Unlike other rechargeable batteries which are based on nickel cadmium chemistries, NiMH batteries use a hydrogen-absorbing alloy instead of cadmium, and can have two to three times the capacity of equivalent sized nickel cadmium batteries. Ni-MH batteries have a higher energy density, meaning a greater energy capacity relative to a given battery cell's weight and size, and are considered to have a much lower environmental impact due to the absence of toxic cadmium. Furthermore, while lithium-based rechargeable batteries have a higher energy density than Ni-MH-based batteries, they also have a much lower shelf-life than Ni-MH batteries and are more expensive.

Ni-MH batteries also have the following advantages:

  Very low degradation, with less than 5% after 100 full charge/discharge cycles;

  Ability to store and provide power in a wide temperature range (-58oF to +176oF) making them a very reliable energy source for solar lighting and in-field uninterruptible power systems; and

  Slow rate of discharge, retaining 90% of full capacity after 28 days, making them ideal for in-field uninterruptible power supply systems with minimum maintenance requirements.

As a result, use of Ni-MH-based batteries has risen significantly in personal portable electronic devices, vacuum cleaners and other household electrical appliances, power tools, medical devices, electric bicycles and battery-operated toys.

The voltage and performance of Ni-MH batteries are similar to primary alkaline batteries of the same sizes and they can be substituted for most purposes, saving consumers money and resources. As the cost/power ratio of Ni-MH-based batteries continues to improve, it is expected that its usage will also extend into other applications.

Key Rechargeable Battery Applications

End-product applications which are driving the demand for Ni-MH rechargeable batteries include personal portable electronic devices, vacuum cleaners and other household electrical appliances, power tools, medical devices, electric bicycles and battery-operated toys. We also expect interest in electric vehicles and hybrid electric vehicles to increase demand for Ni-MH rechargeable batteries substantially.

Personal Portable Electronic Devices

The personal portable electronic devices category includes digital audio players (such as MP3/MP4 players), digital still cameras, digital video cameras, portable DVD players, PDAs, BlackBerry devices, portable gaming systems and Bluetooth devices. Personal portable electronic devices currently use a mixture of Ni-MH, lithium-ion and lithium polymer batteries, however, the trend in newer models is towards lithium-based batteries, as they allow for a smaller and more flexible bodies and longer battery life.

Demand for batteries for personal portable electronic devices is driven by two factors: the sales of new devices and the market for the replacement of batteries. A personal portable electronic device original equipment manufacturer, or OEM, generally includes a battery with a new device which needs to be replaced from time to time. Demand in the replacement market is in turn driven by a number of factors, including the consumer's desire to purchase a second battery to carry as a spare in the event of emergencies and the finite life of batteries requiring consumers to replace expired batteries in their devices. In addition, consumers in China tend to sell and resell personal portable electronic devices during their useful life which sale and resale usually results in a purchase replacement batteries. As a result, we expect that as the number of subscribers for active devices increases, the amount of replacement batteries sold will also increase.

Household Electrical Appliances

The household electrical appliances, such small appliances and health products such as shavers, electric hair dryer, cutting machines, electric toothbrushes, massage equipment and flashlights, clocks, lamps, radios, tape recorders, cosmetic devices, electric toothbrushes, cordless vacuum cleaners and cordless mowers are traditionally corded. However, with the development of smaller, lighter batteries and the increased consumer demand for convenience, manufacturers are producing an increasing number of cordless and battery-operated household appliances.

Power Tools

Power tools, such as drills, saws and grinders are used for both commercial and personal use. Due to high power requirements, many power tools have historically used small combustion engines or heavier nickel metal hydride batteries or relied on external power sources. The market for portable high-powered power tools is rapidly growing and has prompted consumers to replace or upgrade their current power tools.

Medical Devices

With the rapid pace of scientific and technological developments, more medical devices, especially electronic medical equipment such as electronic blood pressure monitors, low-frequency treatment instruments, electronic thermometers, electric toothbrushes, electronic pedometers, heart puncture monitors, baby monitors and insulation devices and life monitors, are operated by Ni-MH batteries.

Electric Vehicles and Hybrid Electric Vehicles

With a growing number of consumers reflecting renewed concerns relating to the availability and price of oil, increased legal fuel-efficiency requirements and incentives, and heightened interest in environmentally-friendly or “green” technologies, electric vehicles, light electric vehicles and hybrid electric vehicles are likely to continue to attract substantial interest from vehicle manufacturers and consumers. Electric vehicles include vehicles with rechargeable electric motors such as automobiles, trucks and buses, and light electric bicycles, scooters, and motorcycles. Hybrid electric vehicles combine a conventional propulsion system with a rechargeable energy storage system to achieve better fuel economy than conventional vehicles.

Ni-MH batteries are the preferred choice for use in electric vehicles and hybrid electric vehicles. Currently, more than 2 million hybrid cars worldwide are running with Ni-MH batters, including the Toyota Prius, Honda Insight, Ford Escape Hybrid and Honda Civic Hybrid.

Battery Manufacturing in China

China’s battery industry has historically focused on lower-end batteries, with Japan and Korea providing the technical innovation and producing higher-end and rechargeable batteries. However, we believe that as the Chinese government continues to support battery makers in terms of financial backing and research, China’s R&D and manufacturing capabilities will become more developed.

China's market share of the full breadth of battery production is expected to increase. China has a number of benefits in battery manufacturing which are expected to drive this growth:

  Low Costs. Relative to Japan and Korea, China has a significantly lower cost of labor as well as easy access to bulk raw materials and land.

  Proximity to Electronics Supply Chain. The manufacturing of electronics in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage

  Proximity to End-Markets. China's domestic market for portable applications such as cellular phones and portable audio-visual equipment continues to grow rapidly. Proximity to end-market further consolidates the cost and cycle time advantages for China manufacturers.

  Developing R&D Infrastructure. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher-end manufacturing, including batteries. For example, Ni-MH rechargeable batteries are part of China's tenth five-year development plan which allocates state resources to provide financial assistance to companies engaged in the business of developing and manufacturing batteries, to fund the research and development of new battery material and to assist patent applications and the protection of intellectual property.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the global Ni-MH battery market:

  One Stop Solution for Rechargeable Power Supply. We believe that the key to capturing and retaining customers is our intense focus on providing critical advice and feedback to clients during the design phase of new consumer products. We use an integrated approach to servicing customers, providing real-time design feedback during the design phase, which assures that customers can maintain their design vision while also having a stable and dependable power source. Our one-stop approach allows for pricing premiums that enhance our gross margin and helps cement long term relationships with clients. Our management estimates that our approach results in a 50% margin enhancement, compared to other businesses in the rechargeable power supply industry in China.

  Strong R&D capabilities. We place a strong emphasis on R&D, particularly on technological innovation and the development of new battery cell materials and products. We have established a dedicated R&D center with what we believe to be the most advanced equipment in China. Our R&D team was led by Huang Junbiao, one of the founders of China TMK and Dr. Zhang Hongbing. Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

  China-based, low-cost manufacturing model. We conduct all of our manufacturing activities in Shenzhen, China. Our access to China's abundant supply of skilled and low-cost labor, as well as our ability to source raw materials, equipment, land and manufacturing facilities locally and economically, has considerably lowered our operating cost and expenses as a percentage of revenues. Because our products are not subject to any customs duty as compared to those imported from our Japanese and Korean competitors, we believe we enjoy a cost advantage in the domestic market for customers in China's electronics manufacturing base.

  Optimal use of automation in production process. We selectively use automation in our manufacturing process to ensure high uniformity and precision in our products while maintaining our cost-competitive advantage. As a fully automated production line is very expensive, we tailor our semi-automated solution based on stages of the manufacturing process and product attributes. We use automated machinery in key stages of the manufacturing process while using manual labor for other stages to take advantage of the availability of low-cost, skilled labor in China. We believe this considerably reduces our capital expenditure requirements.

  Experienced management team with proven technology and operational record. We have an experienced management team. Mr. Henjan Wu, our Chairman, has extensive management experience. Ms. Xiangjun Liu, our Chief Executive Officer, has more than 20 years of management, engineering and sales experience in the battery industry. Mr. Jin Hu, our Chief Financial Officer, has extensive experience in financial management. Mr. Junbiao Huang, our Chief Technology Officer, has led our in-house R&D team in making significant progress in technology innovations and improvements, product development, and optimizing the use of battery cell materials.

Our Growth Strategy

We believe we are well positioned to take advantage of the opportunities presented by growing market demand for rechargeable batteries. Our goal is to build on our existing strengths to become a global leader in the development and manufacturing of Ni-MH batteries and Lithium-Ion batteries for leading end-application manufacturers. We intend to achieve this objective by pursuing the following strategies:

  Expand Product Offerings into New Battery Chemistries and Applications. We are continually developing new applications for our products. There are a number of applications including the hybrid automobile market and the back-up power supply industries. Our high-quality battery solutions are ideal for each of these segments. We have had numerous discussions with Chinese automobile manufacturers seeking solutions for new electric cars. We are also working with a number of prospective partners on opportunities to expand our products into the back- up power supply market. Toxicity and relatively short life of lead acid batteries makes the Ni-MH battery an ideal replacement solution for back-up power for telecommunications, traffic control, and traffic lighting segments. In anticipation of expanding into the lithium-ion battery space to address other opportunities, we have entered into a letter of intent to acquire a Chinese R&D company that produces Lithium-Ion batteries for automobiles.

  Enhance leading-edge technology through continual innovation. We intend to continue committing substantial resources to R&D in order to improve our technologies, develop new products and optimize the use of new battery cell materials. In particular, our R&D efforts will focus on (1) developing more advanced technologies to increase our productivity and efficiency in the manufacturing process and reduce the per unit cost of production; (2) developing and commercializing cost-effective and easily available substitute materials for existing raw materials that are more expensive and in unstable supply; (3) enhancing our product quality, reliability and features to satisfy stringent OEM requirements of leading end-application manufacturers and to keep abreast of rapidly changing industry standards and evolving market trends; and (4) cooperating closely with our partners to improve our technologies and develop new application markets.

  Continue our cost leadership through yield improvements and refining our manufacturing process. We believe that cost-effectiveness will be critical to our future success in an increasingly price-sensitive market. We intend to achieve greater economies of scale by expanding our production capacity. We will also focus on enhancing our yields by reducing our defect ratio through continual worker training and strict raw material quality control, and refining our semi-automated manufacturing process. We intend to increase our productivity and efficiency in the manufacturing process and reduce the per unit cost of production through the use of advanced technologies. We also will focus on continuing our development and commercialization of batteries that utilize cost-effective and easily available substitute materials for expensive raw materials.

  Establish our Lithium-Ion batteries production capacity. We believe that consumer demand for Lithium- Ion battery will grow quickly. We have a Lithium-Ion battery patent and customers who are the purchasers of both Ni- MH and Lithium-Ion batteries. We intend to establish production capacity for Lithium-Ion batteries in the near future in order to meet consumer demand.

Our Products

We develop and manufacture various types of Ni-MH rechargeable batteries, especially high-rate Ni-MH rechargeable batteries, which are used in a wide range of portable electronic applications. Since Ni-MH batteries were first commercialized in 1990, they have become the battery of choice for numerous portable electronic devices, as well as for electric vehicles and hybrid electric vehicles, because of their unique and favorable characteristics. The following table provides a summary of our product offerings and their corresponding end applications:

Battery Type	End Applications
High Rate Discharge Industrial - high release
SC Size	vacuum cleaners and wireless home appliances
C Size	power tools
D Size	medical devices
F Size	electric bicycles
AA Size	battery-operated toys
AAA Size	EV/HEV/PHEV

Standard Industrial - normal release
SC Size	Telecommunications
C Size	Cordless phones
D Size	Walkie-Talkies
F Size	Solar light products
AA Size	Emergency lighting
AAA Size	Mining lamp

Commercial/Consumer	MP3/MP4 player
AA Size	portable consumer electronics products, such as digital
AAA Size	camera and portable gaming system
PDA, WALKMAN, digital camera, voice recorder
Remote controller
Radio

Our Ni-MH batteries can be classified into 6 types based on their size. SC, C, D and F cells are larger in size and are commonly used in vacuum cleaners and wireless home appliances, power tools, medical devices, electric bicycles and battery-operated toys. AA and AAA cells are smaller in shape and commonly used in portable consumer electronics products such as digital cameras and portable gaming systems, cordless phones and solar light products.

The following pictures depict our product family.

Ni-MH cells are generally used for a wide range of portable consumer electronics products, such as digital cameras and portable gaming systems, cordless phones, solar light products, vacuum cleaners and wireless home appliances, power tools, medical devices, electric bicycles and battery-operated toys. We target our cylindrical cells for the vacuum cleaner, wireless home appliances and power tools market. Batteries used in such products contains a group of six or more cylindrical cells working together in a coordinated manner, so that the failure of only one cell will affect the performance of the entire battery. Accordingly, cylindrical cells for these products require a higher uniformity than common cells.

Our products focus on the Ni-MH batteries including SC, C, D and F types. The downstream target customers are factories that mainly produce electric tools and vehicles, high-end toys and cleaners, who need batteries for stricter high-power and high-rate discharge performance than ordinary AA and AAA civilian batteries. Ordinary civilian AA and AAA batteries only need 200-300 cycles of life and discharge a low current, while high-power batteries used for electric tools and vehicles generate a high-rate discharge in order to start such products and consistently maintain power, capacity and life. Consumers who invest in products using SC, C, D and F types of Ni-MH batteries, which tend to retail between $10 and hundreds of dollars, as compared to products using the AA and AAA batteries which tend to retail for less than $10, usually pay attention to, and expect their products to be more durable.

We currently mass produce our D-type Ni-MH batteries which mainly support hybrid or “mixed power” scooters needing 30 cells (36V) or 40 cells (48V) in series. However, we are still developing our technology to produce batteries for more powerful hybrid vehicles, which need a minimized configuration of 120 cells (144V). Although hybrid and electric vehicles have some common Ni-MH battery requirements, the requirements there are stricter and higher standards for batteries used in hybrid vehicles.

Our products meet international standards such as the UL/CE and ISO9001, the IEC 61951/2003 Ni-MH battery standard and the ISO9001 standard for quality and reliability, as well as PRC domestic standards such as our passage of regular evaluation of the PRC government's restrictions of hazardous substances, or RoHs, and our attainment of a China Green Environmental Protection Product Certificate from the PRC government. We plan to make substantial investments in establishing a R&D center for developing hybrid batteries in accordance with these international and domestic standards, as well as build a production base for making the production, testing, regulating and controlling of such batteries.

Quality Assurance

We enforce strict quality assurance procedures throughout all stages of the manufacturing process. We have four levels of controls to monitor and maintain our product quality: design controls, process controls, material inflow controls and output controls. Our design controls ensure that there are no defects in the design and structure of the products we decide to produce. Our process controls consist of a 15-point check system from the beginning through the end of our production process. Our material inflow controls assure that we obtain our raw materials at a consistent level of quality. Our output controls test for capacity, voltage, visual defects and internal resistance. We believe these four levels of controls are essential to our quality control. We also provide ongoing training to our employees to ensure effective application of our quality assurance procedures.

As discussed elsewhere in this report, our products meet international standards such as the UL/CE and ISO9001, the IEC 61951/2003 Ni-MH battery standard and the ISO9001 standard for quality and reliability, as well as PRC domestic standards such as our passage of regular evaluation of the PRC government's RoHs, and our attainment of a China Green Environmental Protection Product Certificate from the PRC government.

Our products have also received a number of awards and recognitions. In December 2007, our batteries were selected for listing in the National Torch Plan of China. The National Torch Plan was organized and executed in 1988 by China's Ministry of Science and Technology to encourage innovation and promote the development of China's high-tech industry. Projects and enterprises listed in the plan have access to a series of support programs provided by the central and local government, including, favorable tax treatment, innovation protection, technical support, and a friendly business environment. In addition, in 2007, our “environmental protection high rate NI-MH battery” was recognized as a high- and new technology product by Shenzhen City, and the China National Light Industry Council has recognized our batteries as “international advanced level” products.

Our “environmental protection high rate NI-MH battery” was also recognized as a high- and new technology product by Guangdong Province in 2010. In addition, we have passed stringent quality reviews and have obtained supplier qualifications from various domestic and international brand names. With our strong technological capabilities and use of automated equipment for core aspects of the manufacturing process, we believe our product quality, in certain key aspects, meets the foregoing domestic and international industry standards.

Manufacturing

Manufacturing of battery cells is a technologically complicated and capital-intensive process, requiring coordinated use of machinery and raw materials at various stages of manufacturing. The primary raw materials used in production of battery cells include electrode materials, electrolytes, foils, cases and caps and separators. Our manufacturing process includes the following steps:

  The electrodes are manufactured using active materials, conductive agents and binder which are mixed with liquid. These mixtures are then uniformly coated onto the thin metal foil, then after drying, the electrodes are cut down to the designated sizes.

  The positive electrode and negative electrode are then wound together with a separator and inserted into a can, and electrolyte is filled. The sealing completes the battery cell assembly.

  Prior to shipping battery cells to our customers, the battery cells will undergo an aging process, and thorough inspections to ensure the cells meet high quality control standards.

  These cells are then integrated into packages which are customized into a wide variety of configurations to interface with different electronic devices.

A simplified manufacturing process is illustrated below:

We have adopted a semi-automated manufacturing process. We use fully automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. For example, we have an automated production line to manufacture our cylindrical cells used for notebook computer batteries to ensure a high level of uniformity and precision. We intend to further improve our automated production lines. As we have easy access to an ample supply of low-cost skilled labor, we believe our unique semi-automated manufacturing process will enable us to achieve desired cost-competitiveness by substantially lowering our manufacturing cost without compromising our product quality and uniformity.

For the last few years, we have been expanding our manufacturing capacity to meet the growing market demand for battery products. As the increasingly intense competition in our industry has driven down the per unit profit margins of our products, we strive to continue investing heavily in our manufacturing infrastructure to further increase our manufacturing capacity, enabling us to lower the per unit cost of our products and thereby maintaining our expected level of profitability as a whole.

Suppliers

We have built a comprehensive supply chain of materials and equipment. The primary raw materials used in manufacturing of Ni-MH batteries include electrode materials, cases and caps, foils, electrolyte and separator. Cost of these raw materials is a key factor in pricing our products. We believe that there is an ample supply of most of the raw materials we need in China. We are seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand our use of alternative raw materials. We have also restructured our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales. To ensure the quality of our suppliers, we use only those suppliers who have demonstrated quality control and reliability.

We aim to maintain multiple supply sources for each of our key raw materials to ensure that supply problems with any one supplier will not materially disrupt our operations. In addition, we strive to develop strategic relationships with new suppliers to secure a stable supply of materials and introduce competition in our supply chain, thereby increasing our ability to negotiate a better pricing and reducing our exposure to possible price fluctuations.

Our economies of scale enable us to purchase materials in large volumes, offering us leverage to secure better pricing, and to a lesser degree, increasing the extent to which our suppliers rely on our purchase orders. We believe this relationship of mutual reliance will enable us to reduce our exposure to possible price fluctuations.

As of December 31, 2010, our key raw material suppliers were as follows:

Main Suppliers	Percentage of Expenses for years
	ended December 2010 and 2009
Hezhe Tianyu Technology Development Limited-Liability Company	10.0%	8.82%
Jiangmen Chancsun Umicore Industry Co., Ltd.	19.0%	19.1%
Ningbo Shenjiang Sci-Tech Limited-Liability Company	17.6%	10.06%
Zhongshan Yongneng Electronic Technology Co., Ltd.	14.8%	7.5%

We source our manufacturing equipment from both domestic and foreign suppliers, based on consideration of their cost and function. As of December 31, 2010, we purchased our key equipment from the following suppliers:

Instruments	Main Suppliers
Positive and negative automatic powdering production line \ winding machine \ sealing machine, etc.	Zhu Hai Guanghuan Machinery Manufacturing Co., Ltd.
Automatic formation\capacity grading and testing equipment	Guangzhou Jianxin Electric Appliance Co., Ltd.
Capacity grading and testing equipment	Zeemoo (Shenzhen) Technology Co., Ltd.

Customers

We sell our products domestically and internationally. For our international sales, we sell our products directly to distributors, as well as pack manufacturers in these countries and territories. If we receive orders from distributors for batteries rather than cells, we assemble our cells into batteries at customers' requirements and then arrange to deliver the batteries to fulfill the orders.

A large number of SC, C and D cell & battery customers have historically accounted for a substantial portion of our revenue. In the years ended December 31, 2010 and 2009, our top ten customers in aggregate contributed to approximately 75% and 70%, respectively, of our revenue. As we expand our product portfolio and target new market segments, we expect that our customer composition as well as the identity and concentration of our top customers will change from period to period. Currently, we are actively investigating demand for, and pursuing opportunities in, other product lines, including mining lamps, hybrid electric vehicles, and light electric vehicles.

Major Customers	Percentage of Revenues for years
	ended December 2010 and 2009
Liqi Manufactory Limited-Liability Company	11.2%	6.8%
Xinglonghui Technology Limited-Liability Company	10.1%	7.1%

Sales and Marketing

We have built an extensive sales and service network in China, highlighted by our strong presence in China's economically prosperous coastal regions where we generate a significant portion of our sales. Our sales and marketing department is responsible for our marketing, sales and post-sales services to brand owners and pack manufacturers in the PRC and worldwide. The three functions in one enhance our sales staff in these representative offices who conduct sales and services in each designated area. We offer different price incentives to encourage large-volume and long-term customers. As we expand our business, our sales and marketing staff has increased to more than one hundred, most of whom are professional salespersons and technicians.

Our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products.

We engage in marketing activities such as attending industry-specific conferences and exhibitions to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities are conducive in promoting our products and brand name among key industry participants.

Our Competition

We face competition from many other battery manufacturers, many of which have significantly greater name recognition and financial, technical, manufacturing, personnel and other resources than the Company has. We compete against other Ni-MH battery producers, as well as manufacturers of other rechargeable and non-rechargeable batteries. The main types of rechargeable batteries currently on the market include: lead-acid; nickel-cadmium; nickel metal hydride; liquid lithium-ion and lithium-ion polymer. Competition is typically based on design, quality, reliability, and performance. While the consumer segment of the market is highly competitive, the industrial segment is less competitive. Based on the apparent prevalence of their brands in the markets where we sell our products, we believe that our primary competitors in the Ni-MH battery market or other similar competing rechargeable battery products include SANYO Electric Co., Ltd. Global, GPI International, Ltd., Shenzhen Grepow Battery Company and Hunan Coran Power Company.

We believe that we are leveraging our low-cost advantage to compete favorably with our international competitors. as we are able to source our needs for skilled labor and raw materials locally and economically. Our substantially expanded production capacity has translated into greater purchasing power, thereby helping us negotiate lower purchase prices for materials. Furthermore, our strong proprietary technologies and use of a combination of manual labor and automation at the key stages of the manufacturing process enable us to enhance our production efficiency, resulting in further reduction in cost, while ensuring high uniformity and high-quality standards.

Research and Development

We have established an advanced R&D center. To enhance our ability to provide battery solutions, our product quality, reduce cost, and keep up with technological advances and evolving market trends, our R&D center focuses on advancement in technologies relating to new materials and new cells with prospects for use in new end application markets.

Our strong R&D capabilities have enabled us to obtain various government-sponsored R&D grants. We have been accredited as a “new and high-technology company” in Shenzhen, entitling us to enjoy preferential tax treatment and other government incentive grants and subsidies. Furthermore, we collaborate with a number of reputable research institutes and science and technology universities in China, allowing us to capitalize on their R&D results economically.

Intellectual Property

We rely on a combination of patents, trade secrets, and employee non-disclosure and confidentiality agreements to protect our intellectual property rights. We have registered our “TMK” trademark in both English and in Chinese characters in the PRC and the European Union, and we have registered the Internet and WAP domain name: tmk-battery.com. We have also registered three patents in the PRC relating to battery cell materials, design and manufacturing processes, and we have one pending patent application filed in the PRC for invention of a Ni-MH battery negative plate. The expiration date for the utility model patent in Ni-MH battery negative plate field is April 20, 2019; the expiration date for the utility model patent in Ni-MH battery negative plate structure is April 20, 2019; the expiration date for the utility model patent in Li-ion battery configuration is December 26, 2017.

We also have unpatented proprietary technologies for our product offerings and key stages of the manufacturing process. Our management and key technical personnel have entered into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during their terms of employment with us and thereafter and to assign to us their inventions, technologies and designs they develop during their term of employment with us. The confidentiality agreements include noncompetition and non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

We have institutionalized our efforts to safeguard our intellectual property rights by establishing an internal department that includes professionals such as attorneys, engineers, information managers and archives managers responsible for handling matters relating to our intellectual property rights. We have published internally a series of rules to protect our intellectual property rights.

We recently renewed an online license agreement with Ovonic Battery Company, Inc., or Ovonic, under which Ovonic granted us (1) a royalty-bearing, non-exclusive license to use certain patents owned by Ovonic to manufacture Ni-MH batteries and (2) a royalty-bearing, non-exclusive worldwide license to use certain patents owned by Ovonic to use, sell and distribute batteries. Pursuant to this agreement, which only exists in electronic form, we are obligated to pay Ovonic each time we use its patents in products which we offer for sale or distribution. The renewal agreement will remain in effect until the licensed patents under the agreement expire.

Employees

As of December 31, 2010, we employed a total of 671 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	7
Equipment & Maintenance	10
Production	558
Sales and Marketing	33
Logistics	9
Quality Control	16
Research & Development	21
Human Resource & Administration	5
Accounting	12
Total	671

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to make monthly contributions to the plan for each employee at the rate of 10% of his or her average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

PRC Government Regulations

Because our primary operating subsidiaries are located in China, we are regulated by China’s national and local laws, including those outlined below. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Environmental Regulations

W are subject to the requirements of the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We are also subject to the PRC Administrative Measure on the Control of Pollution Caused by Electronic Information Products, informally known as China RoHS, a PRC government regulation to control certain materials, including lead, and the PRC’s Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH, which regulates chemicals and their safe use for the protection of human health and the environment in China. REACH requires manufacturers and importers to gather information on the properties of their chemical substances to enable safe handling and to submit such data, in the form of a technical dossier, to a central database managed by the European Chemicals Agency. Any gaps in information to complete a dossier may require REACH laboratory testing.

All items shipped to China are marked to show whether they are compliant or non-compliant with the applicable environmental regulations. The Electronic Information Products logo or other label is used to mark parts and assemblies that do not contain unacceptable amounts of the substances identified by the regulations, and that are environmentally safe as “Environment Friendly.”

Our products comply with PRC RoHs and hold the REACH certification for environmental practices. We have built environmental treatment facilities concurrently with construction of our manufacturing facilities, where waste water and waste solids that we generate can be treated in accordance with the relevant requirements. We also outsource the disposal of solid waste that we generate to a third party contractor. Certain key materials used in manufacturing, such as Nickel foam, alloy powder, electrolyte and separators, have proven innocuous to worker's health and safety as well as the environment. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

Patent Protection in China

The PRC's intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world's major intellectual property conventions, including:

  Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

  Paris Convention for the Protection of Industrial Property (March 19, 1985);

  Patent Cooperation Treaty (January 1, 1994); and

  The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents: patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the people who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in a reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license also can be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people's court. SIPO, however, has not granted any compulsory license up to now.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People's Court upon the patentee's or the interested parties' request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the new Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As Good Wealth is a Hong Kong company and owns 100% of TMK, under the aforesaid arrangement, any dividends that TMK pays Good Wealth may be subject to a withholding tax at the rate of 5%. However, if Good Wealth is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to Good Wealth will have a significant impact on the amount of dividends to be received by the Company and ultimately by shareholders.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, RMB convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. FIEs established in the PRC may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by FIEs outside of China are also subject to limitations, which include approvals by the PRC Ministry of Commerce, or MOFCOM, SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations would be severely damaged and your investment in our stock could be rendered worthless.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company's operating results and financial condition.

We are primarily dependent on sales of Ni-MH batteries for the cordless household electrical appliances, high-power electrical tool, and electrical toys market. A reduction in the volume or average price of the batteries that we sell for this market would cause our overall revenue to decline.

We have derived a major portion of revenues to date from sales of our Ni-MH batteries for the cordless household electrical appliances, high-power electrical tools, and electrical toys market. While we intend to diversify our revenue sources by expanding to other markets, including the Uninterruptible Power Supply, or UPS, the Hybrid Electric Vehicle, or HEV, and Electric Vehicle, or EV, markets, we expect that sales of batteries used for the cordless household electrical appliances, high-power electrical tool, and electrical toys market will continue to comprise a significant portion of our revenues in the near future. Accordingly, any decrease in the demand for our battery cells resulting from success of competing products, slower than expected growth of sales or other adverse developments may materially and adversely affect our business and cause our overall revenue to decline. In addition, our expansion to other markets may not increase our revenue to a level that would enable us to materially reduce our dependence on sales used for the market we owned.

Our future success depends on the success of manufacturers of the end applications that use our products.

As we expand to the battery markets for cordless household electrical appliances, high-power electrical tool, electrical toys, medical devices, UPS, HEV, and EV, our future success depends on whether end application manufacturers are willing to use batteries that incorporate our products. To secure acceptance of our products, we must constantly develop and introduce more reliable and cost-effective battery cells with enhanced functionality to meet evolving industry standards. Our failure to gain acceptance of our products from these manufacturers could materially and adversely affect our future success.

Even if a manufacturer decides to use batteries that incorporate our products, the manufacturer may not be able to market and sell its products successfully. The manufacturer's inability to market and sell its products successfully, whether from lack of market acceptance or otherwise, could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. If we cannot achieve the expected level of sales, we will not be able to make sufficient profits to offset the expenditures we have incurred to expand our production capacity, nor will we be able to grow our business. Accordingly, our business, financial condition, results of operations and future success would be materially and adversely affected.

Our business depends on the growth in demand for portable electronic devices.

As the market demand for portable electronic devices is directly related to the demand for our products, a fast growing portable electronic device market will be critical to the success of our business. In anticipation of an expected increase in demand for portable electronic devices such as the cordless household electrical appliances, high-power electrical tool, electrical toys, medical devices, UPS in the next few years, we have expanded our manufacturing capacity. However, the markets we have targeted, including those of the PRC, may not achieve the level of growth we expect. If this market fails to achieve our expected level of growth, we will have excess production capacity and may not be able to generate enough revenue to maintain our profitability.

We experience fluctuations in quarterly and annual operating results.

Our quarterly and annual operating results have fluctuated in the past and likely will fluctuate in the future. The demand for our products is driven largely by demand for the end-product applications that are powered by our products. Accordingly, the rechargeable battery industry is affected by market conditions that are often outside our control. Our results of operations may fluctuate significantly from period to period due to a number of factors, including seasonal variations in consumer demand for batteries and their end applications, capacity ramp up by competitors, industry-wide technological changes, the loss of a key customer and the postponement, rescheduling or cancellation of large orders by a key customer. As a result of these factors and other risks discussed in this section, period-to-period comparisons should not be relied upon to predict our future performance.

Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We use a variety of valuation techniques in determining fair value. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, and actual results may differ significantly from the estimates and assumptions used.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the whether deferred tax assets are realizable, management makes certain assumptions about whether the deferred tax assets will be realized. We expect the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our products to become obsolete and less marketable, resulting in loss of market share to our competitors.

The rechargeable battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our products obsolete or unmarketable. Our ability to adapt to evolving industry standards and anticipate future standards will be a significant factor in maintaining and improving our competitive position and our prospects for growth. To achieve this goal, we have invested and plan to continue investing significant financial resources in our R&D infrastructure. R&D activities, however, are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Accordingly, our significant investment in our R&D infrastructure may not bear fruit. On the other hand, our competitors may improve their technologies or even achieve technological breakthroughs that would render our products obsolete or less marketable. Therefore, our failure to effectively keep up with rapid technological changes and evolving industry standards by introducing new and enhanced products may cause us to lose our market share and to suffer a decrease in our revenue.

A change in our product mix may cause our results of operations to differ substantially from the anticipated results in any particular period.

Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability could be lower than anticipated.

We may not be able to manage our expansion of operations effectively.

We were established in September 1999 and have grown rapidly since. We are in the process of significantly expanding our business in order to meet the increasing demand for our products, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our ongoing operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We may not be able to substantially increase our manufacturing output in order to maintain our cost competitiveness.

We believe that our ability to provide cost-effective products is one of the most significant factors that contributed to our current success and will be essential for our future growth. We believe this is one of our competitive advantages over our Japanese and Korean competitors. In order to continue doing so, we will need to increase our manufacturing output to a level that will enable us to substantially reduce the cost of our products on a per unit basis through economies of scale. However, our ability to substantially increase our manufacturing output is subject to significant constraints and uncertainties, including:

  the need to raise significant additional funds to purchase and prepay raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

  delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw material prices and problems with equipment vendors;

  delays or denial of required approvals by relevant government authorities;

  diversion of significant management attention and other resources; and

  failure to execute our expansion plan effectively.

If we are unable to increase our manufacturing output because of any of the risks described above, we may be unable to maintain our competitive position or achieve the growth we expect. Moreover, even if we expand our manufacturing output, we may not be able to generate sufficient customer demand for our products to support our increased production output.

We have been and most likely will continue to be subject to rapidly declining average selling prices, which may harm our revenue and gross profits.

The end-products of our batteries such as cordless household electrical appliances, high-power electrical tool, electrical toys, medical devices, UPS, cellular phones and notebook computers are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. As a result, manufacturers of these electronic devices expect us as suppliers to cut our costs and lower the price of our products in order to mitigate the negative impact on their own margins. We have reduced the price of our products in the past in order to meet market demand and expect to continue to face market-driven downward pricing pressures in the future. Our revenue and profitability will suffer if we are unable to offset any declines in our average selling prices by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our costs on a timely basis.

Maintaining our manufacturing operations requires significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

We had capital expenditures of approximately $6 million and $6 million in fiscal years 2010 and 2009, respectively. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

We do not have long-term purchase commitments from our customers, which may result in significant uncertainties and volatility with respect to our revenue from period to period.

We do not have long-term purchase commitments from our customers and the term of our sales contracts with our customers is typically one year. Furthermore, these contracts leave certain major terms such as price and quantity of products open to be determined in each purchase order. These contracts also allow parties to re-adjust the contract price for substantial changes in market conditions. As a result, if our customers hold stronger bargaining power than us or the market conditions are in their favor, we may not be able to enjoy the price downside protection or upside gain. Furthermore, our customers may decide not to continue placing purchase orders with us in the future at the same level as in prior periods. As a result, our results of operations may vary from period to period and may fluctuate significantly in the future.

We have significant short-term debt obligations, which mature in less than one year. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

At December 31, 2010, we had short-term bank loans of $2.6 million and long-term bank loans of $5.2 million maturing within one year, long-term bank loans of $12.7 million maturing over one year. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our ability to produce products for our customers in the quantities required by customer orders or deliver products in a timely fashion, which could significantly lower our revenues and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations in the next 12 months or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds for our planned acquisition of Hualian, as well as to increase our capacity to reduce our backlog in Ni-MH orders in the next 12 months. There is no assurance that we would be successful in this regard.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue. Our top ten customers accounted for approximately 75% and 65% of our revenues in the years ended December 31, 2010 and 2009, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue could decline, and our results of operations could be adversely affected. As we expand our product portfolio and target new market segments, our customer composition as well as the identity and concentration of our top customers are expected to change from period to period. However, if we fail to find alternative sources of demand for our products, our revenue may be substantially impacted.

We may not be able to accurately plan our production based on our sales contracts, which may result in excess product inventory or product shortages.

Our sales contracts typically provide for a non-binding, three-month forecast on the quantity of products that our customers may purchase from us. We typically have only a 25-45 day lead time to manufacture products to meet our customers' requirements once our customers place orders with us. To meet the short delivery deadline, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate in light of this forecast, our past dealings with such customers, market conditions and other relevant factors. Our customers' final purchase orders may not be consistent with our estimates. If the final purchase orders substantially differ from our estimates, we may have excess product inventory or product shortages. Excess product inventory could result in unprofitable sales or write-offs as our products are susceptible to obsolescence and price declines. Producing additional products to make up for any product shortages within a short time frame may be difficult, making us unable to fill out the purchase orders. In either case, our results of operation would fluctuate from period to period.

We depend on third parties to supply key raw materials and components to us. Failure to obtain a sufficient supply of these raw materials and components in a timely fashion and at reasonable costs could significantly delay our production and shipments, which would cause us to breach our sales contracts with our customers.

We purchase from Chinese domestic suppliers certain key raw materials and components such as electrolytes, electrode materials and import separators, a key component of battery cells. We purchase raw materials and components on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain sufficient supply of these raw materials and components from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Our failure to secure sufficient supply of key raw materials and components in a timely fashion would result in a significant delay in our production and shipments, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and components at a reasonable cost could also harm our revenue and gross profit margins.

Fluctuations in prices and availability of raw materials could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

We face intense competition from other battery cell manufacturers, many of which have significantly greater resources.

The market for battery cells used for portable electronic devices such as mp3, mp4, and cameras is intensely competitive and is characterized by frequent technological changes and evolving industry standards. We expect competition to become more intense. Increased competition may result in decline in average selling prices, causing a decrease in gross profit margins. We have faced and will continue to face competition from manufacturers of traditional rechargeable battery cells, such as nickel-cadmium batteries, from manufacturers of rechargeable battery cells of more recent technologies, such as liquid electrolyte, lithium-ion and lithium polymer battery cells, as well as from companies engaged in the development of batteries incorporating new technologies.

Many of these existing competitors have greater financial, personnel, technical, manufacturing, marketing, sales and other resources than we do. As a result, these competitors may be in a stronger position to respond quickly to market opportunities, new or emerging technologies and evolving industry standards. Many of our competitors are developing a variety of battery technologies, such as lithium polymer and fuel cell batteries, which are expected to compete with our existing product line. Other companies undertaking R&D activities of solid-polymer lithium-ion batteries have developed prototypes and are constructing commercial scale production facilities. It is possible that our competitors will be able to introduce new products with more desirable features than ours and their new products will gain market acceptance. If our competitors successfully do so, we may not be able to maintain our competitive position and our future success would be materially and adversely affected.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of our Chairman, Mr. Henian Wu, our Chief Executive Officer, Ms. Xiangjun Liu, and our Chief Technology Officer, Mr. Junbiao Huang. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting and integrating the replacements into our operations, which would substantially divert management's attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key personnel. Each of our executive officers has entered into an employment agreement with us, which contains non-competition and confidentiality clauses. However, if any dispute arises between our executive officers and the Company, it is hard to predict the extent to which any of these agreements could be enforced in China, where these executive officers reside, in light of the uncertainties with China's legal system.

The success of our business depends on our ability to attract, train and retain highly skilled employees and key personnel.

Because of the highly specialized, technical nature of our business, we must attract, train and retain a sizable workforce comprising highly skilled employees and other key personnel. Since our industry is characterized by high demand and intense competition for talent, we may have to pay higher salaries and wages and provide greater benefits in order to attract and retain highly skilled employees or other key personnel that we will need to achieve our strategic objectives. As we are still a relatively young company and our business has grown rapidly, our ability to train and integrate new employees into our operations may not meet the requirements of our growing business. Our failure to attract, train or retain highly skilled employees and other key personnel in numbers that are sufficient to satisfy our needs would materially and adversely affect our business.

Manufacturing or use of our products may cause accidents, which could result in significant production interruption, delay or claims for substantial damages.

Due to the high energy density inherent in Ni-MH batteries, our batteries can pose certain safety risks, including the risk of fire. Although we incorporate safety procedures in the research, development, manufacture and transportation of batteries that are designed to minimize safety risks, the manufacture or use of our products may still cause accidents. Any accident, whether occurring at the manufacturing facilities or from the use of our products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damages.

We manufacture and market Ni-MH batteries only. If a viable substitute product or chemistry emerges and gains market acceptance, our business, financial condition and results of operations will be materially and adversely affected.

We manufacture and market Ni-MH batteries only. As we believe that the market for Ni-MH batteries has good growth potential, we have focused our R&D activities on exploring new chemistry and formula to enhance our product quality and features while reducing cost. Some of our competitors are conducting R&D on alternative battery technologies, such as lithium and fuel based cells. If any viable substitute product emerges and gains market acceptance because it has more enhanced features, more power, more attractive pricing, or better reliability, the market demand for our products may be reduced, and accordingly our business, financial condition and results of operations would be materially and adversely affected.

We face risks associated with the marketing, distribution and sale of our products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

In the years ended December 31, 2010 and 2009, we derived 5.4% and 3.5%, respectively, of our sales from outside the PRC. The marketing, international distribution and sale of our products expose us to a number of risks, including:

  fluctuations in currency exchange rates;

  difficulty in engaging and retaining distributors that are knowledgeable about, and can function effectively in, overseas markets;

  increased costs associated with maintaining marketing efforts in various countries;

  difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;

  inability to obtain, maintain or enforce intellectual property rights; and

  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

We rely on third parties whose operations are outside our control.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers' product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We also utilize third party distributors and manufacturer's representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer's representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer's representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Defects in our products could result in a loss of customers and decrease in revenue, unexpected expenses and a loss of market share.

We have purchased certain product liability insurance from some PRC-based insurance companies to provide against any claims against us based on our product quality. If any of our products is found to have reliability, quality or compatibility problems, we will be required to accept returns, provide replacement, provide refund, or pay damages. As our insurance policy imposes a ceiling for maximum coverage and high deductibles, we may not be able to obtain from our insurance policy an amount enough to compensate our customers for damages they suffered attributable to the quality of our products. Moreover, as our insurance policy also excludes certain types of claims from its coverage and if any of our customers' claims against us falls into those exclusions, we would not receive any amount from our insurance policy at all. In either case, we may still be required to incur substantial amounts to indemnify our customers in respect of their product quality claims against us, which would materially and adversely affect the results of our operations and severely damage our reputation.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause our loss of significant rights and inability to continue providing our existing product offerings.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to nickel metal hydride battery technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly expensive and time-consuming. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technologies or enter into royalty or license agreements that may not be available at acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Protracted litigation could result in our customers, or potential customers, deferring or limiting their purchase or use of our products until resolution of such litigation. Parties making the infringement claim may also obtain an injunction that can prevent us from selling our products or using technology that contains the allegedly infringing contents. Any intellectual property litigation could have a material adverse effect on our business, results of operation and financial condition.

Future litigation could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant future litigation or claims adverse to us. Types of potential litigation cases include: product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified for those liabilities).

We may not be able to prevent others from unauthorized use of our intellectual property, or others may challenge our intellectual property rights, which could harm our business and competitive position.

We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. We own six registered patents in China and have 15 pending patent applications in China. We have one registered trademarks in China and the European Union that cover various categories of goods and services. We can make no assurances that all the pending patent applications will result in issue of patents or, if issued, that it will sufficiently protect our intellectual property rights. Nor can we make any assurances that any patent, trademark or other intellectual property rights that we have obtained may not be challenged by third parties. Implementation of PRC intellectual property-related laws has historically been lax, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us any royalties. Though we are not currently involved in any litigation with respect to intellectual property, we may need to enforce our intellectual property rights through litigation.

Compliance with environmental regulations can be expensive, and our failure to comply with these regulations may result in adverse publicity and a material adverse effect on our business.

As a manufacturer, we are subject to various PRC environmental laws and regulations on air emission, waste water discharge, solid waste and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the PRC environmental legal regime is evolving and becoming more stringent. Therefore, if the PRC government imposes more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations. Failure to comply with PRC environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to other laws, regulations and licensing requirements of national and local authorities in the PRC. We are required to obtain licenses or permits from the PRC central government and from Guangdong province, where we operate, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

We have limited insurance coverage against damages or loss we might suffer.

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. If we were to suffer any losses or damages to our manufacturing facilities, our business, financial condition and results of operations would be materially and adversely affected.

We have identified material weakness in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. We have taken several measures to improve our internal control over financial reporting after the reverse acquisition, such as hiring additional staff with knowledge of U.S. GAAP and reporting experience with the SEC. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management identified the following material weaknesses: (i) lack of an audit committee and an internal audit department; and (ii) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  level of government involvement in the economy;
  control of foreign exchange;
  methods of allocating resources;
  balance of payments position;
  international trade restrictions; and
  international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of TMK constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rule, any Round-trip Investment must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On February 5, 2010, Mr. Henian Wu, our Chairman and a founder of TMK, entered into an option agreement with Ms. Guifang Li, the sole shareholder of Unitech, pursuant to which Mr. Wu was granted an option to acquire all of the equity interests of Unitech owned by Ms. Li. Mr. Wu may exercise this option at any time commencing six (6) months after the date on which a resale registration statement covering the shares issued under our recent private placement is declared effective by the SEC and ending on the fifth anniversary of the date thereof. After exercise of this option, Mr. Wu will be our controlling stockholder, through his ownership of Unitech. His acquisition of our equity interest, or the Acquisition, is required to be registered with the Administration of Industry and Commerce, or AIC, in China. He will also be required to make filings with the Shenzhen SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

The PRC regulatory authorities may take the view that the Acquisition and the reverse acquisition of Leading Asia are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, Mr. Wu will become a majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC, and the filings with the Shenzhen SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the reverse acquisition and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiaries. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiaries' business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries' business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

Under the new Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

The EIT Law and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Nevada corporate law and our articles of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

All land in China is owned by the state or collectives. Individuals and companies are permitted to acquire and own land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We have paid cash for inquiring rights to properties from various sources to expand its business and operations. The advances for properties purchase consist of the following:

	December 31,
	2010	2009
Advance for Fixed Asset Purchase (Shihao Mansion)	$3,127,076	$3,024,108
Advance for Equipment Purchase (Two suppliers)	1,665,141	2,989,816
Advance for Fixed Asset Purchase (Jinli Building 3rd, 5th and 6th floor)	9,056,995	10,916,096
Total Advances for properties purchases	$13,849,212	$16,930,020

We also own one office unit in a commercial building and seven retail shops through Borou. The seven retail shops are currently rented to third parties. We acquired Borou and its properties to serve as collateral for current and future loans.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

On January 16, 2009, TMK was sued by Wen-Chang Management Consulting Services Company Limited, or Wen-Chang, in the BaoAn District Court, with respect to RMB226,598.08 (approximately $33,177) in outstanding consultancy fees claimed by Wen-Chang. The BaoAn District Court ruled in favor of Wen-Chang and ordered TMK to pay to the plaintiff a sum of RMB144,800, plus a liquidated damages in the sum of RMB50,000 (collectively equal to $28,522). TMK appealed the BaoAn District Court's ruling to the Shenzhen Municipal Intermediate Court, based on its belief that Wen-Chang had failed to provide the training services required under the relevant contract between TMK and Wen-Chang. On June 1, 2010, Shenzhen Intermediate Court ruled to withdraw the first instance verdict. TMK Shenzhen was committed to pay Wen-Chang RMB 50,000 (approximately $7,312) as advisory service fee.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “DFEL” on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority.

The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$2.75	$1.50
2nd Quarter	2.30	1.20
3rd Quarter	1.44	0.98
4th Quarter	1.22	0.81
Year Ended December 31, 2009
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of December 30, 2011 there were approximately 179 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

Through our indirect Chinese subsidiary, TMK, we design, develop, manufacture and sell environmentally-friendly Ni-MH rechargeable batteries, which are commonly used to power applications such as, vacuum cleaners and other household electrical appliances; cordless power tools; medical devices; light electric vehicles, such as bicycles, electric vehicles and hybrid electric vehicles; light fittings, battery-operated toys, telecommunications, traffic control, and traffic lighting applications; and personal portable electronic devices, such as digital cameras, portable media players, portable gaming devices and PDAs.

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

More recently, we have developed a working prototype of a hybrid electric vehicle battery pack and are producing sample cells for testing for an electric vehicle battery pack. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development center, set up a battery-production base for small scale testing and production and establish a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. To date, we have entered into letters of intent with two automobile companies in China for the sale of our hybrid electric vehicle battery backs. We are also actively seeking opportunities to expand into the Lithium-Ion battery space. We have a lithium battery patent and some customers who are the purchasers of both nickel-metal hydride battery and Lithium-Ion battery. Therefore, we are searching for the potential acquiree to develop our production capacity to meet the demand of our customers and to grow our business, and have signed an MOU with one such company discussed under Item 1 “Business—Our Corporate History and Background—MOU with Hualian.” In addition, we have been actively seeking opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed working prototypes of both nickel-metal hydride battery and Lithium-Ion battery and sent to our customers for testing .

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

2010 Financial Performance Highlights

The following summarizes certain key financial information for 2010:

  Revenues: Our revenues were $66.4 million for 2010, an increase of $17.8 million, or 37%, from $48.6 million for 2009.

  Gross profit and margin: Gross profit was $15.3 million for 2010 as compared to $12.1 million for 2009. Gross margin was 23% for 2010 as compared to 24.9% for 2009.

  Net income: Net income was $6.3 million for 2010, a decrease of $1.2 million, or approximately 16%, from $7.5 million for 2009.

  Fully diluted net income per share: Fully diluted net income per share was approximately $0.18 for 2010, as compared to approximately $0.30 for 2009.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy. We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

  Demand for Ni-MH-Based Batteries. All of our products are Ni-MH-based rechargeable batteries. Rechargeable Ni-MH-based batteries, compared to other types of rechargeable batteries based on nickel cadmium chemistries, have a higher energy density, meaning a greater energy capacity relative to a given battery cell's weight and size, and are considered to have a much lower environmental impact due to the absence of toxic cadmium, and while lithium-based rechargeable batteries have a higher energy density than Ni-MH batteries, they also have a much lower shelf-life than Ni-MH batteries and are more expensive. In addition, Ni-MH batteries have the following advantages: very low degradation, with less than 5% after 100 full charge/discharge cycles; ability to store and provide power in a wide temperature range (-58oF to +176oF) making them a very reliable energy source for solar lighting and in-field uninterruptible power systems; and slow rate of discharge, retaining 90% of full capacity after 28 days, making them ideal for in- field uninterruptible power supply systems with minimum maintenance requirements. As a result, use of Ni-MH-based batteries has risen significantly in portable consumer electronics products, vacuum cleaners and other household electrical appliances, power tools, medical devices, electric bicycles and battery- operated toys. As the cost/power ratio of Ni-MH-based batteries continues to improve, it is expected that its usage will also extend into other applications.

  PRC Economic Stimulus Plans. The PRC government has issued a policy entitled “Central Government Policy On Stimulating Domestic Consumption To Counter The Damage Result From Export Business Of The Country,” pursuant to which the PRC Central Government is dedicating approximately $580 billion to stimulate domestic consumption. Companies that are either directly or indirectly related to construction, and to the manufacture and sale of building materials, electrical household appliances and telecommunication equipment, are expected to benefit. An executive order has been announced that the PRC Central Government will improve the living standard in the country's rural areas by subsidizing the purchase of any electric household appliance for every household in the rural area. We expect to indirectly benefit from the economic stimulus plan through the demand of products using Ni-MH-based batteries.

  Product Development and Brand Recognition. We believe that in order to compete effectively in our product market, we need to constantly improve the quality of our products and deliver new products. As such, we face the challenge of expanding our research and development capacity. We need to maintain a strong and sufficient research and development team and identify the right directions for our research and development. We also face the long-term challenge of developing our brand recognition. In addition to providing high quality products and effective project execution, we believe that in order to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share, we will also need to continue expanding our sales channels and engage in more sophisticated marketing. With adequate funding, we plan to acquire a number of competitors that are strong in direct sales and channels to compliment our strengths in product design, integration, and implementation. We believe that this strategy would result in driving our strength in products and services to a wider client base.

Taxation

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Leading Asia was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

Good Wealth was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as Good Wealth has no taxable income.

Under the EIT Law, Borou is subject to an EIT rate of 25.0% . Companies designated as High- and New-Technology Enterprises may enjoy a reduced national EIT rate of 15% under the EIT Law, subject to government verification for Hi-Tech company status every three years. TMK was granted qualification as a High-Tech Enterprise and is now subject to the reduced EIT rate of 15%. We have submitted all required documents including application forms, business license, patent, financial statements and employee roaster/background to the government authority and are awaiting a response. Once the application is reviewed and approved by the government, the Hi-Tech verification will be issued to the company. Based upon our experience, the application review process lasts between 6 and 10 months, however, our current Hi-Tech company status will not expire until June 30, 2011. See Item 1, “Item 1 “Business—PRC Government Regulations—Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiaries.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and 2009, both in dollars and as a percentage of our revenues.

	Year Ended December 31,		Year Ended December 31,
	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$66,384,064		$48,627,436
Other sales	37,277		18,471
Cost of goods sold	(51,139,037)	77%	(36,547,011)	75.2%
Gross profit	15,282,304	23%	12,098,896	24.9%
Operating costs and expenses
Selling expenses	1,575,796	2.4%	979,174	2.0%
Depreciation	182,891	0.3%	114,642	0.2%
Bad debts recovery (expense)	-	-	(66,129)	0.1%
Other general and administrative expenses	3,374,363	5.1%	1,389,934	2.9%
Research and development	940,077	1.4%	494,825	1.0%
Total operating costs and expenses	6,073,127	9.1%	2,912,446	6.0%
Income from operations	9,209,177	13.9%	9,186,450	18.9%
Other income (expenses):
Interest income	175	0%	40	0.0%
Interest expense	(1,034,958)	1.6%	(581,920)	1.2%
Change in fair value of derivative liability	77,626	0.1%	-	-
Other income (expense), net	(1,437)	0.0%	76,032	0.2%
Registration right penalty	(411,450)	0.6%	-	-
Gain on acquisition of business	-	-	106,364	0.2%
Total other income (expenses)	(1,370,044)	2.1%	(399,484)	0.8%
Income before income taxes	7,839,133	11.8%	8,786,966	18.1%
Income taxes	(1,548,194)	2.3%	(1,334,447)	2.7%
Net income	$6,290,939	9.5%	$7,452,519	15.3%

Revenues. Our revenues increased to $66.4 million in 2010 from $48.6 million in 2009, representing a $17.8 million, or 37%, increase year-over-year. The increase in revenue ~~i~~s mainly attributable to the increased demand for our products, which we believe is a result of our market expansion efforts. As shown in the table below, the total amount of units sold increased to 66.9 million units in 2010, from 44.6 million units in 2009, representing a 50% increase year-over-year.

2010
Type	Unit Price (US Dollar)	Unit Amount	Sales	Ratio by Unit Amount	Ratio by Sales
A	0.9	2,652,588	2,357,499	4%	4%
AA	0.5	19,055,411	9,430,957	28%	15%
AAA	0.3	6,320,044	2,149,265	9%	3%
C	1.2	4,707,001	5,591,015	7%	9%
D	3.2	4,176,678	13,320,105	6%	21%
SC	1.1	29,976,870	31,948,024	45%	49%
Total		66,888,592	64,796,865	100%	100%

2009
Type	Unit Price (US Dollar)	Unit Amount	Sales	Ratio by Unit Amount	Ratio by Sales
A	0.8	2,414,072	1,989,871	5%	4%
AA	0.5	6,814,730	3,178,069	15%	7%
AAA	0.3	2,495,812	736,901	6%	2%
C	1.3	3,116,444	4,104,125	7%	8%
D	3.1	3,097,097	9,541,886	7%	20%
SC	1.1	26,463,216	28,924,211	59%	59%
Others	1.0	160,000	170,844	0%	0%
Total		44,561,371	48,645,907	100%	100%

Cost of goods sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. Cost of goods sold increased $14.6 million, or 40%, to $51.1 million in 2010 from $36.5 million in 2009. The increase of cost of goods sold is consistent with growth rate of our sales revenue. In addition, we made one-time bonus payments in the amount of $0.7 million to our employees in second quarter of 2010 as a consideration of their contributions to our growth in the past few years. We do not expect same type of payments in next two years.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $3.2 million, or 26%, to $15.3 million in 2010 from $12.1 million in 2009. The increase in our gross profit is primarily due to the increase in revenues. Gross profit as a percentage of net revenues (gross margin) was 23% and 24.9% for the years ended December 31, 2010 and 2009, respectively.

Selling expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling expenses increased $0.6 million, or 61%, to $1.6 million in 2010 from $0.98 million in 2009. The increase is primarily due to an increase in sales compensation, including sales commission, as a percentage of sales revenue and marketing activities.

Bad debt recovery (expense). We recognized $66,129 in bad debt recovery during 2009. We did not recognize any bad debt recovery during 2010. The recovery represents an accounts receivable balance that was previously reserved under the allowance method, but was subsequently collected. Because we have collected all or substantially all of our accounts receivable balances, no additional allowance is required.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. General and administrative expenses increased $2 million, or 143%, to $3.4 million in 2010 from $1.4 million in 2009. The increase was primarily due to $1.77 million in one-time merger costs incurred in the first quarter of 2010 in connection with our reverse acquisition. The one-time merger cost included approximately $0.9 million in consulting, legal, audit and transaction fees in connection with the reverse merger, and approximately $0.86 million in financial advisory consultation and service fees paid to our financial advisor in connection with the reverse merger and concurrent financing. In addition, we paid $0.5 million one-time bonus payments to employees (excluding management level employees) as a consideration of their contributions to our going public activity.

Research and development expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased $0.4 million, or 90%, to $0.9 million in 2010 from $0.5 million in 2009, due to an increase in research and development personnel in connection with our commitment to increase our investment in research and development to fuel future growth.

Interest expense. Interest expense increased $0.5 million, or 78%, to $1 million in 2010 from $0.6 million in 2009. The increase in interest expense is due to the fact we borrowed more bank loans in 2010 compared to 2009. This is consistent with our increase in bank loans outstanding balance at December 31, 2010 compared December 31, 2009.

Change in fair value of derivative liability. We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The gain from change in fair value of derivative liability represents the difference of fair value between February 10, 2010 (inception date) and December 31, 2010.

Income before income taxes. Our income before income taxes decreased by $1 million, or 11%, to $7.8 million in 2010 from $8.8 million in 2009. The decrease is primarily due to onetime merger cost of $1.77 million as well as additional bonus payments of $1.5 million.

Income taxes. We incurred $1.5 million income tax expenses in 2010, as compared to $1.3 million in 2009. See “Taxation” above for more information.

Net income. As a result of the foregoing factors, in fiscal year 2010, we generated a net income of $6.3 million, an decrease of $1.2 million, or 16%, from $7.5 million in 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $356,871, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

Cash Flows

	Fiscal Year Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$684,250	$9,228,890
Net cash used in investing activities	(14,112,295)	(19,404,780)
Net cash provided by financing activities	13,546,167	10,170,686
Effects of exchange rate change in cash	53,159	4,331
Net increase (decrease) in cash and cash equivalents	171,281	(873)
Cash and cash equivalents at beginning of the year	185,590	186,463
Cash and cash equivalents at end of the year	356,871	185,590

Operating activities

Net cash provided by operating activities was $0.6 million for 2010, as compared to $9.2 million for 2009. The decrease in net cash provided by operating activities is primarily due to decrease in net income and increase in accounts receivable. The decrease is partially offset by the increase in accounts payable.

Investing activities

Net cash used in investing activities for 2010 was $14 million, as compared to $19.4 million for 2009. The decrease of net cash used in investing activities is due to decrease in cash spent in purchase and advance for property and equipment. In addition, we completed the acquisition of Borou with cash consideration mainly paid out in the first quarterly of 2009.

On January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. ("Hualian"). The Company paid overall $9,397,891 as a deposit during 2010, which shall be withdrawn based upon the MOU if Hualian fails the due diligence and external auditing procedures. We completed the due diligence efforts in March 2011 and are currently negotiating with the Hualian's management on the acquisition price/structure. We expected to finalize the acquisition by the end of April, 2011.

Financing activities

Net cash provided by financing activities for 2010 was $13.6 million, as compared to $10.2 million for 2009. The increase of net cash provided by financing activities is mainly attributable to net proceeds of $9.7 million received from two private placements in the first and second quarters of 2010. The increase is partially offset by the repayment of bank loans in 2010.

In February 10, 2010, we completed a private placement transaction with a group of accredited investors, pursuant to which we issued to the investors an aggregate of 5,486,000 shares of our common stock, for a purchase price of $1.25 per share, and warrants to purchase up to 2,743,000 shares of our common stock. The warrants have a term of 5 years, bear an exercise price of $1.60 per share, as adjusted from time to time pursuant to anti-dilution and other customary provisions, and are exercisable by investors at any time after the closing date. As a result of this private placement, we raised $6,857,500 in gross proceeds, which left us with $5,392,151 in net proceeds after the deduction of offering expenses in the amount of $1,465,349.

On March 27, 2010, we issued an aggregate of 2,717,000 shares of common stock, for a purchase price of $0.001 per share (par value), to multiple employees for proceeds of $3,396,250.

Loan Commitments

As of December 31, 2010, the amount, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
China Construction Bank Shenzhen Branch	$2,722,320	5.67%	January 3, 2012	3 Years
Bank of China Shenzhen Branch	6,049,600	5.95%	August 13, 2012	3 Years
DBS Bank	1,535,932	7.02%	November 20, 2012	3 Years
Bank of Shanghai Shenzhen Branch	7,562,000	5.508%	June 28, 2013	3 Years
Shenzhen Development Bank	1,209,920	4.86%	January 19, 2011	3 months
Industrial Bank Co. Ltd.	1,361,160	6.116%	May 22, 2011	6 months
TOTAL	20,440,932

* Calculated based on the exchange rate of $1 = RMB 6.61201

On September 20, 2010, TMK Shenzhen obtained a three month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19,2011.

On November 22, 2010, Borou obtained a six month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from the Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011. The loan is guaranteed by Mr. Wu, Henian, Mr. Tu, Jun, Mr. Wu, Jie and Shenzhen Shenhang Guarantee Company. This loan is borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that was available from November 19, 2010 to November 19, 2011.

On November 16, 2009, TMK Shenzhen obtained a 3-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing prime rate at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). DBS requires the Company to deposit RMB 3,000,000 (approximately $438,780) as security (was refunded to the Company during 2010) (Note 11). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants at December 31, 2010 and 2009.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaulted on the loan, the interest rate will be increased to 150% of prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan repaid in full. During 2010, the Company made addition deposit of RMB 600,000 to SGCC as requested by CCB (note 14). The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by the Company’s property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). Company did not violate any of the above covenants at December 31, 2010 and 2009.

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 2,000,000 (approximately $302,480) starting from the 13th month until maturity date. In the event the Company defaulted on the loan, the interest rate will be increased to 150% of prime rate. In addition, the loan should be used for production materials purchase purpose only. If violated, the interest rate will be increased to 200% of prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. Company did not violate any of the above covenants at December 31, 2010.

On August 05, 2009, Borou obtained a 3-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. As of December 31, 2009, RMB 35,000,000 (approximately$5,119,100) was received in August 2009 and the remaining RMB 5,000,000 (approximately $731,100) was received in January 2010. Pursuant to the loan agreement, the loan can only be used for working capital purpose (RMB 20,000,000) and fixed asset purchase purpose (RMB 20,000,000). If violated, a penalty will be charged at 100% of interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year' loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the Bank before it pays off borrowing from its shareholders and other debt; (c) Fixed assets purchase loan can only be used for equipment purchase. The proceeds will be sent to equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants at December 31, 2010 and 2009. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 (approximately $175,512) of bank charge in 3 years with annual bank charge of 400,000 made prior to August 30 each year.

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

  Revenue recognition. The Company generates revenues from the sales of environment-friendly batteries including nickel metal hydride batteries. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of VAT. No return allowance is made as products returns are insignificant based on historical experience. The Company does not provide different policies in term warranties, credits, discounts, rebates, price protection, or similar privileges among customers. Orders are placed by both the distributors and original equipment manufacturers and the products are delivered to the customers within 30-45 days of order, the Company does not provide price protection or right of return to the customers. The price of the products are predetermined and fixed based on contractual agreements, therefore the customers would be responsible for any loss if the customers are faced with sales price reductions and rapid technology obsolescence in the industry. The Company does not allow any discounts, product warrants, credits, rebates or similar privileges.

  Accounts receivable. Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.

  Inventories. Inventories consist of raw materials, production cost, semi-assembled goods and finished goods. Inventories are stated at the lower of cost or market value. Costs are calculated on the weighted average basis and are comprised of direct materials, direct labor and manufacturing overhead. Slow-moving inventories are periodically reviewed for impairment

  Impairment of long-lived assets. The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

  Foreign currency. The functional currency of the Company is RMB. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. For financial reporting purposes, the financial statements of the Company, which are prepared in RMB, are translated into the Company's reporting currency, USD. The assets and liabilities accounts are translated using the closing exchange rate in effect at the balance sheet date, the equity accounts are translated using the historical rate, and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder's equity.

Recent Accounting Pronouncements

See Note 2.x. “Summary of Significant Accounting Policies—Recently issued accounting pronouncements” to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ms. Xiangjun Liu, and our Chief Financial Officer, Mr. Jin Hu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Ms. Liu and Mr. Hu determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2010, because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified two material weaknesses. These weaknesses were: (i) lack of an audit committee and an internal audit department; and (ii) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements.

Deficiencies in our controls and procedures have led to restatements of our financial statements. In August 2010, we discovered that our financial statements for the three months ended March 31, 2010 should not be relied upon due to an error in accounting for warrants issued by us in connection with our private placement. On February 10, 2010, we issued warrants to both investors and private placement agent. The warrants terms included rights to purchase shares of stock at various exercise prices per share and subject to adjustment for share issuances (dilutive reset). The warrants contain reset features (subject to adjustment for dilutive share issuances) and based on the guidance of ASC 815-15 and ASC 815-20, the warrants should be valued as a derivative liability. We failed to record Derivative Liability and related Additional Paid-in Capital at inception date. In addition, we failed to record the change in fair value of derivative liability between inception date and March 31, 2010. As a result, we restated our financial statements for the quarter ended March 31, 2010 on October 20, 2010.

Prior to the reverse acquisition, TMK and Borou were subsidiaries of private holding companies and had limited accounting personnel and other resources to establish a high standard of internal control over financial reporting. In connection with the reverse acquisition and the anticipated growth, we added financial and accounting personnel with knowledge of U.S.

GAAP and SEC reporting requirements and implemented a U.S. GAAP training program for our accountants.

We are also implementing several measures to address the material weaknesses that have been identified, including the following:

  We are seeking a third-party financial consultant to review and analyze our financial statements and assist us in improving our reporting of financial information;

  We are also seeking additional qualified in-house accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter;

  We also intend to improve the supervision, education and training of our accounting staff;

  We are also in the process of establishing an internal audit department, which will report to the board of directors directly, and will be responsible for performing regular internal audits over financial and other operational functions;

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Henian Wu	47	Chairman of the Board
Xiangjun Liu	44	Chief Executive Officer, President and Director
Jin Hu	34	Chief Financial Officer
Jinfeng Huang	34	Chief Technology Officer
Zongfu Wang	46	Vice President and Director
Junbiao Huang	42	R&D Director and Director
Jun Tu	32	Director

Mr. Henian Wu. Mr. Wu has been our Chairman since the closing of our reverse acquisition of Leading Asia on February 10, 2010 and has served as the President and as a Director of TMK since August 2005. Prior to joining us, Mr. Wu served as the general manager of Shenzhen Flying Crane Financial Advisory Co., Ltd., a finance consulting company, from 2003 to 2005. Mr. Wu holds a bachelor's degree in Financial Accounting from Hubei Business School.

Ms. Xiangjun Liu. Ms. Liu has been our Chief Executive Officer and a member of our board of directors since the closing of our reverse acquisition of Leading Asia on February 10, 2010, and has served as the General Manager and as a Director of TMK since March 2009. Prior to joining us, Ms. Liu served from 2003 to March 2009 as the General Manager of Utron Power Technology (Zhuhai) Co., Ltd., a large PRC-based battery manufacturer. Ms. Liu holds a Bachelor's degree in Astronomy from Nanjing University and a master's degree in Astrometry and Celestial Mechanics from Nanjing University.

Mr. Jin Hu. Mr. Hu has served as our Chief Financial Officer since May 1, 2010. He is a certified CPA with a diverse background in corporate finance, accounting and investment with leading companies in a variety of industries. Prior to joining us, Mr. Hu acted as financial controller with Johnson & Johnson in Beijing from June 2009 to April 2010, where he worked closely with senior management to drive the Multiple Specialty pharmaceutical business unit with 60% sales growth rate and over 100% net profit growth rate in 2009. Prior to that, he served, from August 2008 to January 2009, as an internal consultant with Citigroup in New York to conduct research on industry trends and to evaluate new services to company clients, and from May 2006 to May 2008, as an auditor with Ernst & Young in Washington D.C, with clients including Capital One, NASDAQ, Marriott, and United States Department of Health and Human Services. Mr. Hu also served, from November 2003 to May 2006, as a member of the corporate finance team at McKesson Corporation, and worked, from September 2000 to November 2003, as an analyst at Stock-Trak Inc in Atlanta. Mr. Hu earned his master of business administration degree from Cornell University, and dual master degrees in computer information systems and accounting from Georgia State University. He received his bachelor’s degree in accounting from Louisiana Tech University.

Mr. Jinfeng Huang. Mr. Huang has been our Chief Technology Officer since the closing of our reverse acquisition of Leading Asia on February 10, 2010, and has served as the Chief Technical Officer of TMK since August, 2001. Mr. Huang holds a bachelor's degree in Chemistry from North China University of Technology. Mr. Huang has published Research on the Storage Performance of NI-MH Battery and Research on Chargeable Method of NI-MH Battery in Battery and Battery Technology.

Mr. Zongfu Wang. Mr. Wang has been our Vice president and a member of our board of directors since the closing of our reverse acquisition of Leading Asia on February 10, 2010, and has served as vice president of TMK since 2002. Mr. Wang holds a bachelor's degree in English from Yangzhou University.

Mr. Junbiao Huang Mr. Huang has been our Director of R&D and a member of our board of directors since the closing of our reverse acquisition of Leading Asia on February 10, 2010, and has served as Director of R&D of TMK from 2001 to 2009. Mr Huang holds a master's degree in electrochemistry from Xiamen University.

Mr. Jun Tu. Mr. Tu has been a member of our board of directors since the closing of our share exchange with Leading Asia on February 10, 2010, and has served as an assistant to TMK's comptroller since 2008. Prior to that, he served as a sales manager at TMK from 2006 to 2008. Prior to joining us, Mr. Tu taught English at Wuhan University of Science and Technology from September, 2001 to January, 2006. Mr. Tu holds a bachelor's degree in English from Wuhan University of Science and Technology.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Our board of directors has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. We design, develop, manufacture and sell environmentally-friendly Ni-MH rechargeable batteries. Therefore, our board believes that a diversity of professional experiences in the battery industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the board. In addition, the market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our future success depends upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements, through strong focus on research and development. Therefore, our board believes that academic and professional experience in research and development in the information technology industry should also be represented on the board.

Set forth below is summary of some of the specific qualifications, attributes, skills and experiences of our directors.

  Henian Wu. Mr. Wu has over 25 years working experience in accounting, finance, consulting, sales, marketing and general management in varied industries.

  Xiangjun Liu. Ms. Liu earned her bachelor’s and master’s degrees from one of the top universities in China with scholarships and has multiple years of experience in general management and technology innovation.

  Zongfu Wang. Mr. Wang has over 20 years’ professional experience in marketing, sales, and general management. He earned his bachelor’s degree in English from Yangzhou University.

  Junbiao Huang. Mr. Huang has 20 years’ professional experience in varied functions, and in research and development in particular. He holds a master’s degree in electrochemistry from Xiamen University.

  Jun Tu. Mr. Tu has many years of professional experience in finance, sales and marketing, and prior to joining our company, he taught English at Wuhan University of Science and Technology. Mr. Tu holds a bachelor’s degree in English from Wuhan University of Science and Technology.

Significant Employees

In addition to the foregoing named officers and directors, the following employees are also key to our business and operations:

Name	Age	Position
Zhaohui Su	35	Chief Technical Advisor of TMK
Tao Jiang	36	Chief Project Advisor of TMK
Qingqun Zhang	41	Chief Production Officer of TMK
Bing Li	33	Battery R&D Engineer of TMK
Longwei Zhou	35	Senior Engineer of R&D Technology of TMK
Liangyin Zhang	48	Chief Administrative Officer of TMK

Mr. Zhaohui Su. Mr. Su has served as the Chief Technical Advisor to TMK since 2007. Prior to joining us, Mr. Su served as Professor of State Key Laboratory for Physical Chemistry of Changchun Institute of Applied Chemistry of China Academy of Sciences.

Mr. Tao Jiang. Mr. Jiang has served as the Chief Project Director of TMK since 2007. Prior to joining us, he was an associate research fellow at the State Key Laboratory for Biomacromolecule of Institute of Biophysics of China Academy of Sciences.

Xingqun Zhang, Mr. Zhang has served as the Chief Production Officer of TMK since April 2009. Prior to joining us, he served from May 2007 to March 2009, as deputy general manager of Huizhou Jiucong Industrial Co., Ltd., a battery manufacturer. Prior to that, he served from September 2006 to April 2007, as factory director of Shenzhen Huipu Energy Technology Co., Ltd, a battery manufacturer. Prior to that, he served from January 2005 to July 2006, as quality department director of Hunan Keliyuan High-Tech Co., Ltd., a battery manufacturer. Prior to that, he served from February 1992 to December 2004, in the assembly shop as quality engineer and production manager at Advanced Battery Factory, a Guangdong based manufacturer. Mr. Zhang holds a bachelor's degree in applied chemistry from Guangdong University of Technology.

Mr. Bing Li. Mr. Li has served as a Battery R&D Engineer of TMK since July, 2007. Prior to joining us, he served from 2000 to 2006, as the Quality Manger of Shenzhen Haopeng Battery Co., Ltd., a battery manufacturer. Mr. Li holds a bachelor's degree in Application Electronics from Jiangxi Nanchang University.

Mr. Longwei Zhou. Mr. Zhou has served as a Senior Engineer of R&D Technology of TMK since June, 2001. From 1994 to 1996, Mr. Zhou conducted research related to the development of Ni-MH battery at the Institute of New Energy Resources of Tianjin Nankai University and received his Master's degree from Tianjin University. Mr. Zhou holds a bachelor's degree in Chemistry from Jiaying University and a master's degree in Chemistry from Tianjin Nankai University.

Mr. Liangyin Zhang. Mr.Zhang has served as Chief Administrative Officer of TMK since August 2009, and as TMK's administrative manager from April 2008 to July 2009. Prior to that, Mr. Zhang served from October 2002 to April 2008 as TMK's Purchasing Manager.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) of the Exchange Act in the year ended December 31, 2010.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our annual report on Form 10-KSB filed on December 27, 2007.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Xiangjun Liu, Chief Executive Officer (1)	2010	53,258	-	-	-	53,258
	2009	53,000	-	-	-	53,000
James W. Morgon, former Chief Executive Officer (2)	2010	-	-	-	-	-
	2009	-	-	-	-	-

(1)

On February 10, 2010, we acquired Leading Asia in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Ms. Liu became our Chief Executive Officer, effective immediately. Prior to the effective date of the reverse acquisition, Ms. Liu served as the General Manager of TMK. The annual, long term and other compensation shown in this table include the amount Ms. Liu received from TMK prior to the consummation of the reverse acquisition.

(2)	Mr. Morgan resigned from all offices he held on February 10, 2010 in connection with the reverse acquisition of Leading Asia.

Employment Agreements

All of our employees, including Ms. Xiangjun Liu, our Chief Executive Officer, have executed our standard employment agreement. The employment agreements provide the amount of each employee’s salary and establish their eligibility to receive a bonus. Ms. Liu’s employment agreement provides for an annual salary of RMB 360,000 and expires on 2011.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to executive officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Sanjun Industrial Park, No. 2 Huawang Rd., Dalang Street, Bao'an District, Shenzhen 518109, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Henian Wu	Chairman of the Board	Common Stock	0	*
Xiangjun Liu	Chief Executive Officer, President and Director	Common Stock	2,169,000	5.88%
Jin Hu	Chief Financial Officer	Common Stock	0	*
Jinfeng Huang	Chief Technology Officer	Common Stock	0	*
Zongfu Wang	Vice President and Director	Common Stock	0	*
Junbiao Huang	R&D Director and Director	Common Stock	0	*
Jun Tu	Director		0	*
All officers and directors as a group (7 persons named above)		Common Stock	2,169,000	5.88%
5% Security Holders
Unitech International Investment Holdings Limited		Common Stock	14,725,400	39.92%
Guifang Li		Common Stock	14,725,400(3)	39.92%
Xiangjun Liu		Common Stock	2,169,000	5.87%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 36,888,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 30, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Represents 14,725,400 shares of our common stock that are indirectly held by Ms. Li through Unitech, a BVI company owned and controlled by her. Ms. Li's ownership interests in Unitech are subject to an option agreement, which gives Mr. Henian Wu, our Chairman and a founder of TMK, an option to acquire all of Ms. Li's ownership interests in Unitech. For details regarding this option agreement, see “Changes in Control” below.

Changes in Control

On February 5, 2010, Mr. Henian Wu, our Chairman and a founder of TMK, entered into an option agreement with Ms. Guifang Li, the sole shareholder of Unitech, pursuant to which Mr. Wu was granted an option to acquire all of the equity interests of Unitech. Mr. Wu may exercise this option at any time commencing six (6) months after the date on which a resale registration statement covering the shares issued under our recent private placement is declared effective by the SEC and ending on the five year anniversary of the date thereof. After exercise of this option, Mr. Wu will be our controlling stockholder, through his ownership of Unitech.

We are not aware of any other arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

  In consideration of loans from United Fertilizers in the following amounts and on such dates, on November 3, 2008, we issued a one year 9% promissory note to United Fertilizers in the principal amount of $35,000 (which was extended through May 2, 2010); on March 18, 2009, we issued an 18 month 9% convertible promissory note to United Fertilizers in the principal amount of $25,950; on May 21, 2009, we issued an 18 month 9% convertible promissory note to United Fertilizers in the principal amount of $40,000; and on August 13, 2009, we issued an 18 month 9% convertible promissory note to United Fertilizers in the principal amount of $25,000. On January 29, 2010, United Fertilizers released the Company from all obligations to repay the principal amount and any accrued and unpaid interest on these notes. At the time when the loans were obtained and the notes were issued, United Fertilizer was our controlling stockholder and remained so until the consummation of the reverse acquisition on February 10, 2010.

  Q-Lite Industrial Co., Ltd., or Q-Lite, is a PRC company in which Ms. Zhengfei Yu, the wife of Mr. Zhongfu Wang, our director and Vice President and the Vice President of TMK, holds a 25% minority interest. During the years ended December 31, 2010 and 2009, we purchased products from Q- Lite in the amounts of $244,132 and $346,047, respectively.

  During 2010, we borrowed $1,465,035 in aggregate from Mr. Henian Wu, Mr. Zongfu Wang and Mr. Junbiao Huang, or $902,335, $376,008, and $186,692, respectively, to support our operational funding needs. There was no formal agreement between us and those parties, the borrowing bears no interests and will be due on demand agreed by the related parties.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$295,000	$200,000
Audit-Related Fees	45,000	-
TOTAL	$340,000	$200,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey, LLP for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 31, 2011
CHINA TMK BATTERY SYSTEMS INC.

By: /s/ Xiangjun Liu
Xiangjun Liu
Chief Executive Officer

By: /s/ Jin Hu
Jin Hu
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henian Wu	Chairman of the Board	March 31, 2011
Henian Wu

/s/ Xiangjun Liu	Chief Executive Officer, President and Director	March 31, 2011
Xiangjun Liu	(Principal Executive Officer)

/s/ Jin Hu	Chief Financial Officer	March 31, 2011
Jin Hu	(Principal Financial and Accounting Officer)

/s/ Zongfu Wang	Director	March 31, 2011
Zongfu Wang

/s/ Junbiao Huang	Director	March 31, 2011
Junbiao Huang

/s/ Jun Tu	Director	March 31, 2011
Jun Tu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China TMK Battery Systems Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China TMK Battery Systems Inc. and its Subsidiaries (collectively, the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity, consolidated statements of comprehensive income and consolidated statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China TMK Battery Systems Inc. and its subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China TMK Battery Systems Inc.

We have audited the condensed Parent Only balance sheets of China TMK Battery Systems Inc. (the "Company") as of December 31, 2010 and 2009 and the related condensed Parent Only statements of operations and cash flows for the years then ended included in Footnote 23 to the Consolidated Financial Statements of China TMK Battery Systems Inc. and its subsidiaries. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of China TMK Battery Systems Inc. at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/ MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 31, 2011

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	356,871	$185,590
Short-term investment	1,512,400	-
Accounts receivable, net	12,351,588	2,909,234
VAT recoverable	276,768	34,660
Inventories, net	4,973,989	3,973,697
Due from related parties	2,269	15,204
Prepaid expenses and other receivables	45,372	-
Advances to suppliers	528,509	215,689
Restricted cash	1,270,416	438,780
Deposit for business acquisition	9,397,891	-
Total current assets	30,716,073	7,772,854
Property and equipment, net	17,239,438	11,039,703
Advances for property and equipment purchase	13,849,212	16,930,020
Restricted cash	-	263,268
Other assets	46,516	50,804
Total Assets	$61,851,239	$36,056,649

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,437,186	$1,832,737
Accrued liabilities and other payable	576,164	519,129
Customer deposits	493,256	179,272
Wages payable	398,699	556,189
Corporate tax payable	210,717	216,443
Short-term loans	2,571,080	4,722,660
Current portion of long-term bank loans	5,159,422	2,451,700
Property purchase payable	499,342	-
Deferred revenue	-	36,854
Derivative liability	1,141,118	-
Due to related parties	19,695	17,691
Registration rights liability	411,450	-
Total current liabilities	15,918,129	10,532,675
Long-term bank loans	12,710,430	9,236,953
Deferred tax liabilities	598,520	593,977
Due to related parties	1,465,420	-
Total Liabilities	30,692,499	20,363,605

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,888,000 and 25,250,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	36,888	25,250
Common stock subscribed	253	-
Additional paid-in capital	11,024,449	1,193,591
Accumulated other comprehensive income	1,207,195	365,187
Statutory reserves	1,038,988	1,038,988
Retained earnings	17,850,967	13,070,028
Total stockholders' equity	31,158,740	15,693,044
Total Liabilities & Stockholders' Equity	$61,851,239	$36,056,649

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Operation
(In US Dollars)

	For the Years Ended
	December 31,

	2010	2009

Revenues	$66,384,064	$48,627,436
Other revenues	37,277	18,471
Cost of Goods Sold	(51,139,037)	(36,547,011)
Gross Profit	15,282,304	12,098,896

Operating Costs and Expenses
Selling expenses	1,575,796	979,174
Depreciation	182,891	114,642
Bade debts recovery	-	(66,129)
Other general and administrative	3,374,363	1,389,934
Research and development costs	940,077	494,825
Total operating expenses	6,073,127	2,912,446
Income from operations	9,209,177	9,186,450

Other income (expenses):
Interest income	175	40
Interest expense	(1,034,958)	(581,920)
Change in fair value of derivative liability	77,626	-
Other income (expense), net	(1,437)	76,032
Gain on acquisition of business	-	106,364
Registration right penalty	(411,450)	-
Total other expenses	(1,370,044)	(399,484)

Income before income taxes	7,839,133	8,786,966
Income taxes	(1,548,194)	(1,334,447)
Net income	$6,290,939	7,452,519

Earnings per share - basic	$0.18	$0.30

Weighted-average shares outstanding, basic	35,046,871	25,250,000

Earnings per share - diluted	$0.18	$0.30

Weighted-average shares outstanding, diluted	$35,117,406	$25,250,000

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2010
(In US Dollars)

						Accumulated
					Additional	Other			Total
	Common Stock		Common Stock Subscribed		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Share	Amount	Share	Amount	Capital	Income	Reserves	Earnings	Equity
Balance at December 31, 2008	25,250,000	$25,250	-	$-	$1,193,591	$408,157	$1,038,988	$7,094,131	$9,760,117

Foreign currency translation adjustment	-	-	-	-	-	(42,970)	-	-	(42,970)
Distribution to owner - purchase of property	-	-	-	-	-	-	-	(1,476,622)	(1,476,622)
Net income for the years	-	-	-	-	-	-	-	7,452,519	7,452,519
Balance at December 31, 2009	25,250,000	$25,250	-	$-	$1,193,591	$365,187	$1,038,988	$13,070,028	$15,693,044

Retained of 2,750,000 shares by original Deerfield shareholders	2,750,000	$2,750			$(2,750)	$-	$-	$-	$-
Issuance of 560,000 shares to investment bank	560,000	560			699,440	-	-	-	700,000
Issuance of 125,000 shares to Hayden Communications International, Inc (IR)	125,000	125			156,125	-	-	-	156,250
Issuance of 5,486,000 shares at 1.25 per share in private placement, net of offering costs	5,486,000	5,486			6,297,467	-	-	-	6,302,953
Issuance of 2,717,000 shares at 1.25 per share in a private placement for Chinese investors	2,717,000	2,717			3,393,533	-	-	-	3,396,250
Common stock subscribed			253,020	253	505,787	-	-	-	506,040
Distribution to owners - share purchase from former owners	-	-	-	-	-	-	-	(1,510,000)	(1,510,000)
Reclassification of equity-linked financial instruments to derivative liability	-	-	-	-	(1,218,744)				(1,218,744)
Foreign currency translation adjustments	-	-	-	-	-	842,008	-	-	842,008
Net income for the year	-	-	-	-	-	-	-	6,290,939	6,290,939
Balance at December 31, 2010	36,888,000	$36,888	253,020	$253	$11,024,449	$1,207,195	$1,038,988	$17,850,967	$31,158,740

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In US Dollars)

	For the Years Ended December 31
	2010	2009
Net income	$6,290,939	$7,452,519
Other comprehensive income:
Foreign currency translation adjustments	842,008	(42,970)
Comprehensive income	$7,132,947	$7,409,549

The accompanying notes are an integral part of these consolidated financial statements.

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For the Years Ended
	December 31,

	2010	2009

Cash Flows From Operating Activities

Net income	$6,290,939	$7,452,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	815,931	448,071
Bad debts recovery	-	(66,496)
Gain on business acquisition	-	(106,364)
Deferred tax benefit	(16,422)	(12,668)
Change in fair value of derivative liability	(77,262)	-
Common stocks for service provided	856,250	-
Registration right penalty	404,216	-
Changes in operating assets and liabilities:
Accounts receivable	(9,174,054)	1,989,666
Advance to suppliers	(299,736)	(147,389)
Inventories, net	(842,983)	(1,014,305)
Accounts payable	2,494,218	786,877
Accrued liabilities and other payable	37,779	(299,141)
Customer deposits	302,160	72,939
Prepaid expenses and other receivables	(39,112)	32,228
VAT recoverable	151,343	21,067
Other assets	5,999	-
Wages payable	(174,278)	(46,748)
Corporate tax payable	(13,236)	214,293
Deferred revenue	(37,502)	(18,471)
Other	-	(77,188)
Net cash provided by operating activities	684,250	9,228,890

Cash Flows From Investing Activities
Change in restricted cash	(533,690)	515,738
Purchases and advances for property and equipment	(2,878,820)	(17,589,090)
Purchase of Borou, net of cash acquired	-	(3,499,868)
Deposit for business acquisition	(9,232,667)	-
Collection of advances/loans - related parties	9,211	10,800
Advances/loans - related parties	(2,229)	(15,240)
Short-term investment	(1,474,100)	-
Repayment of short-term loan receivable	-	1,172,880
Net cash used in investing activities	(14,112,295)	(19,404,780)

Cash Flows From Financing Activities
Borrowing from bank loans	11,477,394	23,153,892
Repayments of bank loans	(8,056,715)	(11,515,712)
Net proceeds from share issuance	9,699,203	-
Proceeds from common stock subscription	506,040
Distribution to former owners	(1,510,000)	(1,476,622)
Proceeds from related parties	1,443,865	17,733
Repayment to related parties	(13,620)	(8,605)
Net cash provided by financing activities	13,546,167	10,170,686

Effect of exchange rate changes on cash	53,159	4,331
Net increase (decrease) in cash and cash equivalents	171,281	(873)
Cash and cash equivalents, beginning of period	185,590	186,463
Cash and cash equivalents, end of period	$356,871	$185,590

Non-cash Investing Activities
Fixed asset purchase via payable	$449,925	$-
Transfer from advance for PPE purchase to fixed asset	$6,375,565	$-

Supplemental disclosure information:
Income taxes paid	$1,588,221	$1,130,154
Interest paid	$1,034,958	$581,920

China TMK Battery Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS AND ORGANIZATION

China TMK Battery System Inc. (“TMK US”, or “the Company”) (formerly Deerfield Resource, Ltd.) was incorporated under the laws of the State of Nevada on June 21, 2006. On February 10, 2010, we entered into and closed the Share Exchange Agreement with Leading Asia Pacific Investment Limited (“Leading Asia”), a BVI company, and its sole stockholder, Unitech, a BVI company, pursuant to which we acquired 100% of the issued and outstanding capital stock of Leading Asia in exchange for 25,250,000 shares of our common stock, par value $0.001, which constituted 90.18% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

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

Leading Asia Pacific Investment Limited (“Leading Asia”) was incorporated in British Virgin Islands on July 08, 2008. Leading Asia had 50,000 capital shares authorized with $1.00 par value and 50,000 shares issued and outstanding.

Good Wealth Capital Investment Limited (“Good Wealth”) was incorporated in Hong Kong on May 16, 2008. The Company had 10,000 capital shares authorized with 1.00 HK dollar par value and 10,000 shares issued and outstanding. On August 12, 2008, Leading Asia acquired Good Wealth and became the sole shareholder.

In September 2008, Good Wealth entered into an ownership transfer agreement with TMK Power Industries (SZ) Co., Ltd. and its shareholders. Pursuant to the agreement, TMK's shareholders agreed to transfer their 100% ownership interest to Good Wealth at a price of $1,510,000. The ownership transfer was approved and completed by the appropriate China government department in February 2010. TMK Power Industries (SZ) Co., Ltd. (“TMK Shenzhen”) was incorporated in Shenzhen, People's Republic of China (“PRC”) on September 3, 2001. The Company had an authorized and invested capital of $362,911 (or RMB 3 million). On August 1, 2005, the Company increased its authorized and invested capital from $362,911 (or RMB 3 million) to $1,218,451 (or RMB 10 million). The Company's primary business activities involve research, development, production, marketing and sales of environment-friendly batteries including lithium batteries and nickel metal hydride batteries.

For accounting purposes, the reorganization above has been accounted for as a combination between entities under common control as the companies were controlled by the same persons before and after the reorganization. The Company accounted for them at historical cost similar to a pooling of interest transaction. The financial statements presented in this 10K have been prepared as if the existing corporate structure had been in existence throughout all periods and the reorganization had occurred as of the beginning of the earliest period presented in the accompanying financial statements.

On July 14, 2009, TMK Shenzhen acquired 100% of the ownership of Shenzhen Borou Industrial Co., Ltd. ("Borou"). Pursuant to the ownership transfer agreement, TMK Shenzhen became the parent and sole owner of Borou. See NOTE 3 for acquisition of Borou.

TMK US and its subsidiaries - Leading Asia Pacific Investment Limited, Good Wealth Capital Investment Limited, TMK Power Industries (SZ) Co., Ltd., and Shenzhen Borou Industrial Co., Ltd – are collectively referred to as the “Company.”

All of our business operations are conducted through our Chinese subsidiaries.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

b. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions have been eliminated in consolidation.

c. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the inherent use of estimates in the financial reporting process, actual results could differ from those estimates.

d. Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the presentation of the current year for comparative purposes.

e. Fair values of financial instruments

US GAAP requires certain disclosures about fair value of financial instruments. The Company defines fair value, using the required three-level valuation hierarchy for disclosures of fair value measurement, the enhanced disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

  Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
  Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
  Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 are as follows:

Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Assets - Short Term Investment	$—	$1,512,400	$—	$1,512,400
Liabilities - Derivative liability	$—	$—	$1,141,118	$1,141,118
At December 31, 2009
Assets	—	$—	$—	$—
Liabilities	$—	$—	$—	$—

The fair value of derivative classified as Level 3 in the fair value hierarchy changed as follows during 2010 and 2009:

	2010	2009
Fair value Measurements Using Significant Unobservable Inputs (level 3)
Beginning balance at issue date	(1,218,744)	-
Total gain included in earnings	77,626	-
Included in other comprehensive income	-	-
Ending balance	(1,141,118)	-

f. Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with original maturities or remaining maturities at date of purchase of 90 days or less.

g. Restricted cash

The restricted cash are recorded as an asset when the Company deposits cash in the bank as collateral for bank loans, separately from cash and cash equivalents.

h. Short term investment

Short term investments include certificate of deposit (CD) with maturities of six months with financial institution, the CD matured on January 19, 2011.

i. Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment for the change in estimate is made.

j. Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet dates or to management's estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

k. Property and Equipment

Property and equipment are initially recognized and recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Building	40 years
Molds	8 years
Machinery and Equipment	10 - 20 years
Electronic Equipment	5 years
Leasehold Improvements	The lesser of remaining lease term or 5 years
Office and Other Equipment	5 years
Automobiles	5 years

l. Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with applicable accounting standards, which requires the Company to evaluate a long-lived asset for recoverability when there are events or circumstances that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

m. Advance for property purchase

The advance for property purchase is recorded as an asset when the Company makes the payment based on purchase agreements but does not receive the property or obtain the control of the property.

n. Derivative liability

The Company granted a total of 3,401,320 warrants in connection with their private placement in February 2010. Because of the reset provision, the warrant agreement is considered not indexed to the Company’s stock and therefore the 3,401,320 warrants were determined to be derivative liability under ASC 815-15 and ASC 815-20. The fair value of these warrants were valued using the Multinomial Lattice models at each reporting periods, gain or loss from change in fair value of derivative liability are recorded in other income (expense).

o. Comprehensive income

The Company reports comprehensive income, its components, and accumulated balances in its financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. No other comprehensive income items are present.

p. Revenue recognition

The Company generates revenues from the sales of environment-friendly batteries including nickel metal hydride batteries. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

q. Research and development costs

Research and development costs are expensed to operations as incurred. The Company spent $940,077 and $494,825 on direct research and development (“R&D”) efforts in the years ended December 31, 2010 and 2009, respectively.

r. Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $17,075 and $25,359 for the years ended December 31, 2010 and 2009, respectively on advertising expenses.

s. Income taxes

The Company accounts for income taxes in accordance with ASC 740 "Accounting for Income Taxes." ASC 740 requires the asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted the accounting standard for uncertainty in income taxes which requires a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction).

t. Value added tax

The Company is subject to value added tax (“VAT”) imposed by Chinese government on its domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. VAT rate is 17%, in general, depending on the types of product purchased and sold. The input VAT can be offset against the output VAT. VAT payable or receivable balance represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

u. Foreign currency translation

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

For financial reporting purposes, the financial statements of TMK Shenzhen and Borou, which are prepared in RMB, are translated into the Company's reporting currency, United States Dollars (“USD”). The assets and liabilities accounts are translated using the closing exchange rate in effect at the balance sheet date, the equity accounts are translated using the historical rate, and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders' equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet	Average Rates
	Date Rates

Year ended December 31, 2009	6.83720	6.82082
Year ended December 31, 2010	6.61201	6.75950

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet	Average Rates
	Date Rates

Year ended December 31, 2009	7.80000	7.80000
Year ended December 31, 2010	7.80000	7.80000

v. Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

w. Earnings per share

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

x. Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company's consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations for its business combinations on and after January 1, 2009.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The Company adopted the standard beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Company evaluated the impact of this standard, and does not expect it to have a material impact on the Company’s consolidated results of operations and financial conditions.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company evaluated the impact of this standard, and does not expect it to have a material impact on the Company’s consolidated results of operations and financial conditions.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition..

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

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity who discloses comparative pro forma information for business combinations that occurred in the current reporting period to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual period only. This update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The Company will adopt the provisions of this update for any business combinations that occur after January 1, 2011.

The Company does not believe that there are any new pronouncements that have been recently issued that might have a material impact on its consolidated financial statements other than the one that was disclosed.

NOTE 3: ACQUISITION

Advance for Business Acquisition

On January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. (“Hualian”). The Company paid overall $9,397,891 as a deposit during 2010, which shall be withdrawn based upon the MOU if Hualian fails the due diligence and external auditing procedures. We completed the due diligence efforts in March 2011 and are currently negotiating with the of Hualian’s management on the acquisition price/structure. We expected to finalize the acquisition by the end of April, 2011.

Acquisition Completed in 2009

On July 14, 2009, TMK Shenzhen acquired 100% of the ownership of Shenzhen Borou Industrial Co., Ltd. (“Borou”) pursuant to the Acquisition Agreement and Supplemental Ownership Transfer Agreement. Borou owned one office unit in a commercial building and seven retail shops. TMK acquired Borou to utilize these assets as collateral in certain financing arrangements. The purchase of Borou was accounted for using the acquisition method of accounting. The results of Borou's operations have been included in the consolidated financial statements since that date.

The acquisition-date fair value of the consideration transferred totaled RMB 23,869,000 (approximately $3,490,826) and was paid in cash. The fair value of the identifiable assets acquired was estimated by management using the income approach. The fair value estimates for the office unit and retail shops are based on (a) income period of 28.4 years and 58 years based on the ownership periods of each property, (b) a discount rate range of 6%-7%, (c) monthly rent per square meter range of $23.4 - $26.0 (RMB 160-178) and an increase range of 1.7% -4.0% per year, (d) Property tax rate of 1.2% based on 70% of registered price or 12% based on rental income, (e) Other taxes range of 5.3% -5.5%, and (f) management fee of 2%-3% and maintenance fee of 3%-4.1%.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The deferred tax liability resulted from the differences in book and tax basis of properties acquired.

Total identifiable assets acquired	$4,661,154

Deferred revenue	(55,281)
Other payable	(395,926)
Rent deposit	(6,142)
Deferred tax liability	(606,615)
Total liabilities assumed	(1,063,964)
Net identifiable assets acquired	$3,597,190
Gain	106,364

Because the fair value of the assets increased from the date the purchase price was fixed through the closing date of the acquisition, the fair value of identifiable net assets acquired exceeded the fair value of the consideration paid. Consequently, the Company recognized a gain of $106,364. The gain is included in the line item “Gain on acquisition of business” in the consolidated statements of operations for the year ended December 31, 2009. Pro forma statements were omitted due to the fact that Borou had limited operations in the periods presented and the pro forma balances would not be materially different from the balances presented in the consolidated statements of operations.

NOTE 4: ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	December 31,
	2010	2009
Accounts receivable-trade	$12,356,971	$2,914,440
Allowance for doubtful accounts	(5,383)	(5,206)
Accounts receivable-trade, net	$12,351,588	$2,909,234

Trades receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances.

NOTE 5: ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	December 31,
	2010	2009
Advances for inventory purchases	$528,509	$215,689

Generally, as for advances for inventory purchase, business practices in PRC for purchases usually are cash term instead of credit terms unless a prolonged supply relationship for the purchases has been established. As the Company has continuously sought best prices for raw materials supply sources that comply with the quality requirements in order to reduce its cost bases, cash prepayment for certain new suppliers is in conformity with the PRC business practices. Advances to suppliers represent amounts prepaid for raw materials inventory purchases to assure a continued supply of materials and to ensure that the Company can obtain quality raw material inventory with feasibly possible contractual terms. Such advances were within 360 days upon delivery.

NOTE 6: ADVANCES FOR PROPERTY AND EQUIPMENT PURCHASE

Advances for property and equipment purchase consist of the following:

	December 31,
	2010	2009
Advance for Property Purchase (1 unit located in Shihao Mansion)	$3,127,076	$3,024,108
Advance for Equipment Purchase	1,665,141	2,989,816
Advance for Property Purchase (3rd, 5th and 6th floor located at Jinli Building)	9,056,995	10,916,096
Total Advances for properties purchases	13,849,212	$16,930,020

The Company entered into several agreements to purchase equipment from vendors in 2010 and 2009. Based on these agreements, the Company is required to pay certain deposits prior to equipment delivery date, the remaining price is to be paid after trial-run of the equipment within a three-month acceptance period. The ownership of equipment will be transferred to the Company upon the receipt of the full purchase price.

The Company is in the process of acquiring several properties and has entered into various property purchase agreements during 2009. These agreements generally require the Company to make installment payments with the title and possession transferring to the Company upon the final payment. For the properties listed in the table above, the final payment had not been made and the property title has not been transferred to the Company as December 31, 2010 and 2009. As a result, payments made through those respective dates were recorded as advances. No depreciation was recorded related to these advances.

NOTE 7: INVENTORIES, NET

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$2,245,802	$1,693,857
Production costs	391,053	157,141
Cost variances on finished goods	(179,538)	49,512
Semi-assembled goods	2,107,025	1,297,204
Finished goods	492,020	855,643
Subtotal	5,056,362	4,053,357
Write-down reserves	(82,373)	(79,660)
Inventory, net	$4,973,989	$3,973,697

The Company uses a standard cost method to calculate and record its production costs, which represent work-in-process that is still in production lines under processing. Semi-assembled goods represent work-in-process that is waiting for cooling and packaging procedures. The difference between standard costs and actual costs are recorded as Cost Variances on Finished Goods inventory. The Company uses weighted average method to allocate the difference to Cost of Goods Sold. The Company adjusts the standard unit cost semi-annually.

The cost of any inventory item does not include any general and administrative cost or license fees.

The write-down reserves for obsolete inventory for the reporting periods, as of December 31, 2010 and 2009 were $82,373 and $79,660 respectively.

NOTE 8: PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property, equipment and construction in progress consist of the following:

	December 31,
	2010	2009
Machinery and equipment	$10,048,216	$6,790,832
Electronic, office and other equipment	178,649	85,962
Automobiles	168,720	163,165
Building	8,662,240	5,005,485
Leasehold improvement	335,753	-
Accumulated depreciation	(2,185,900)	(1,315,812)
Subtotal	17,207,678	10,729,632

Construction in process	31,760	310,071

Property, equipment and construction in progress, net	$17,239,438	$11,039,703

The depreciation expenses were $815,931 and $448,071 for the years ended 2010 and 2009 respectively. A detailed breakdown of the depreciation is as follows:

	December 31,
	2010	2009
Cost of goods sold	$633,040	$333,429
General and administrative expenses	182,891	114,642
Total	$815,931	$448,071

As of December 31, 2010 and 2009, certain machinery, equipment and properties were used as collateral for bank loans.

NOTE 9: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:	December 31,
	2010	2009
Bank Loans borrowed by TMK Shenzhen
Shenzhen Development Bank	1,209,920	-
Bank of China Shenzhen Branch	-	2,382,500
Bank of Ningbo Shenzhen Branch	-	1,170,080

Bank Loans borrowed by Borou
Industrial Bank Co. Ltd.	1,361,160	-
Bank of Ningbo Shenzhen Branch	-	1,170,080

Short-term loans	$2,571,080	$4,722,660

On September 2, 2009, TMK Shenzhen obtained a one-year term loan in the amount of RMB 8,000,000 (appropriately $1,170,080) from Bank of Ningbo Shenzhen Branch ("BON") bearing interest at approximately 6.37% with maturity date on August 20, 2010. The loan was fully repaid in August 2010.

On June 18, 2008, TMK Shenzhen entered into a credit agreement with Bank of China Shenzhen Branch (“BOC”) to obtain a line of credit in the amount of RMB 19,000,000 (approximately $2,787,109). The loan bears interest at approximately 5.346% per annum and matures on June 18, 2010. The loan was personally guaranteed by Mr. Wu, Henian and was fully repaid in 2010.

On September 2, 2009, Borou obtained a one-year term loan in the amount of RMB 8,000,000 (or approximately $1,170,080) from Bank of Ningbo Shenzhen Branch ("BN") bearing interest at approximately 6.37% with maturity date on August 20, 2010. The loan was personally guaranteed by Mr. Wu, Henian and Mr. Tu Jun and secured by Mr. Zhuang, Zehao's personal property. The loan was fully repaid in 2010.

On September 20, 2010, TMK Shenzhen obtained a three-month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19, 2011. The loan was fully repaid in January 2011.

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from the Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011. The loan is guaranteed by Mr. Wu, Henian, Mr. Tu, Jun, Mr. Wu, Jie and Shenzhen Shenhang Guarantee Company. This loan is borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011.

The interest expenses incurred for the above short-term bank loans for the years ended December 31, 2010 and 2009 were $117,584 and $187,965 respectively.

The unused line of credit amounted to $151,240 and $404,609 at December 31, 2010 and 2009, respectively.

NOTE 10: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	December 31,
	2010	2009
DBS Bank	$1,535,932	$2,181,753
China Construction Bank Shenzhen Branch	2,722,320	4,387,800
Bank of Shanghai Shenzhen Branch	7,562,000	-
Bank of China Shenzhen Branch	6,049,600	5,119,100

Less current portion	(5,159,422)	(2,451,700)
Long -term portion	$12,710,430	$9,236,953

On November 16, 2009, TMK Shenzhen obtained a 3-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). DBS requires the Company to deposit RMB 3,000,000 (approximately $438,780) as security (was refunded to the Company during 2010) (Note 11). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the years ended December 31, 2010 and 2009.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full. During 2010, the Company made addition deposit of RMB 600,000 to SGCC as requested by CCB (Note 11). The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by the Company’s property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). Company did not violate any of the above covenants as of and for the years ended December 31, 2010 and 2009.

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. The Company did not violate any of the above covenants as of and for the years ended December 31, 2010.

On August 05, 2009, Borou obtained a 3-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. As of December 31, 2009, RMB 35,000,000 (approximately$5,119,100) was received in August 2009 and the remaining RMB 5,000,000 (approximately $731,100) was received in January 2010. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the years ended December 31, 2010 and 2009. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 (approximately $175,512) of bank charge in three years with annual bank charge of 400,000 made prior to August 30 each year.

Interest expenses incurred for the above long term bank loans for the years ended December 31, 2010 and 2009 were $917,374 and $393,955 respectively.

As of December 31, 2010, the principal payments for all long-term debt for the next five years are as follows:

2011	$5,159,422
2012	10,593,070
2013	2,117,360
2014	-
2015	-
Thereafter	-
Total long-term debt	$17,869,852

NOTE 11: RESTRICTED CASH

The terms of the long-term loan with China Construction Bank Shenzhen Branch entered in December 2008 in the amount of RMB 30,000,000 (approximately $4,400,698) (Note 10) requires the Company to make a deposit of RMB 1,800,000 (approximately $263,268) to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is fully repaid in December 2011. During 2010, the Company paid addition deposit of RMB 600,000 (approximately $99,711) to SGCC as requested by China Construction Bank Shenzhen Branch.

The terms of the long-term bank loan with DBS Bank (China) Limited Shenzhen Branch entered in November 2009 in the amount of RMB 15,300,000 (approximately $2,237,778) (Note 10) required the Company to make a deposit of RMB 3,000,000 (appropriately $438,780) to secure the loan. The restricted cash was fully refunded to the Company in 2010.

The Company is also in the process of negotiating a new loan with Jiangsu Bank and agreed to make a deposit of RMB 6,000,000 (approximately $907,440) to Jiangsu Bank Shenzhen Branch. As of the filing date of the Company’s 2010 Form 10-K, the loan agreement with Jiangsu Bank has not been finalized yet.

The restricted cash is summarized as following:

	December 31,
	2010	2009

DBS Bank	$-	$438,780
China Construction Bank	362,976	-
Jiangsu Bank	907,440	-
Total Current Portion	$1,270,416	$438,780

China Construction Bank	$-	$263,268
Total Non-current Portion	$-	$263,268

NOTE 12: RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Wu, Henian	CEO, Chairman & Shareholder (55%)
Tu, Lanzhen	Wu, Henian's wife
Wang, Zongfu	Director (since inception of the Company) & Shareholder (33%)
Yu, Zhengfei	Wang, Zongfu’s wife
Liu, Xiangjun	General Manager
Huang, Junbiao	Director (since inception of the Company) & Shareholder (12%)
Q-Lite Industrial Co., Ltd.	Yu, Zhengfei holds 25% of ownership
Liu, Jun	Sales Manager

Due from related parties

Due from related parties consists of the following:

	December 31,
	2010	2009
Liu, Xiangjun	$2,269	$15,204
Total	$2,269	$15,204

The above amounts are advances to Mr. Liu, Xiangjun for regular business expense paid by him on behalf of the Company. These amounts are non-secured, non-interest bearing, and are considered to be short-term. As of the filing date of the Company’s 2010 Form 10-K, the due from balance has been repaid and no loans to Liu, Xiangjun are outstanding.

Due to related party

Due to related party consists of the following:

	December 31,
	2010	2009
Q-Lite Industrial Co., Ltd	$4,474	$17,691
Wu, Henian	902,335	-
Wang, Zongfu	376,008	-
Huang, Junbiao	186,692	-
Liu, Jun	15,606	-
Total	$1,485,115	$17,691

Ms. Yu, Zhengfei, Mr. Wang, Zongfu's wife, holds 25% ownership of Q-Lite Industrial Co., Ltd. (“Q-Lite”). During the years ended December 31, 2010 and 2009, the Company purchased products from Q-Lite in the amounts of $244,132 and $346,047 respectively.

During 2010, the Company borrowed $1,465,035 from Mr. Wu, Henian, Mr. Wang, Zongfu and Mr. Huang, Junbiao to support its operational funding needs. There was no formal agreement between the Company and those parties, the borrowing bears no interests and will be due on demand agreed by the related parties.

NOTE 13: STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. As the statutory reserve of subsidiaries of the Company had reached 50% of their registered capital, the Company reserved $0 for the years ended December 31, 2010 and 2009, respectively.

NOTE 14: INCOME TAX

Leading Asia is registered in BVI and under the current laws of the BVI, is not subject to income taxes.

Good Wealth is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

TMK Shenzhen is registered in the PRC and has tax advantages granted by the local government for corporate income taxes and sales taxes commencing 2005. The Company was entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. The Company was approved by local government as a high-tech company and granted tax benefits for corporate income taxes and sales taxes commencing 2007.

Borou is registered in PBC and is subject to regular corporate income tax rate. The assessment of its tax liabilities is combined with that of TMK Shenzhen.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%, subject to government verification for Hi-Tech company status in every three years. Companies established before March 16, 2007 continue to benefit from tax holiday treatment approved by the local government for a grace period of either the next 5 years or until the tax holiday term is completed, whichever is sooner.

The income tax expense in the consolidated statements of operations consists of:

	December 31,
	2010	2009
Income Taxes
Current income tax	$1,563,534	$1,347,115
Deferred tax benefit	(15,340)	(12,668)
PRC Enterprise Income Taxes	$1,548,194	$1,334,447

The tax effects of temporary differences that have given rise to the deferred income tax liabilities consist of the following:

	December 31,
	2010	2009
Non-current Deferred Tax Liability	$593,977	$-
Depreciation of properties	$4,543	$593,977
Total Deferred Tax Liabilities	$598,520	$593,977

A reconciliation between the income tax computed at the PRC statutory rate and the Company's provision for income tax is as follows:

	Tax Year
	2010		2009
U.S. statutory rate	34.0%		34.0%
Foreign income not recognized in the U.S.	-34.0%		-34.0%
PRC preferential enterprise income tax rate	25.0%		25.0%
Tax holiday and relief granted to the Subsidiary	(10.0%	)	(10.0%	)
Other	4.7%		0.1%
Provision for income tax	19.7%		15.1%

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company's tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company's tax filings which may lead to additional tax liabilities.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an Enterprise's financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

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

NOTE 15: COMMITMENTS AND CONTINGENCIES

Lack of Insurance

The Company does not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, the Company may incur uninsured losses, increasing the possibility that the investors would lose their entire investment in the Company.

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, product liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of conducting of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company's common stock could lose their entire investment.

Because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations and the investors would lose their entire investment.

Minimum lease payments on operating leases

The Company has entered into multiple lease agreements for the lease of premises for factory buildings. As of December 31, 2010, the Company’s commitments for minimum lease payments under these irrevocable operating leases for the next five years are as follows:

Year ended December 31,	Payments Due

2011	$483,898
2012	307,450
2013	313,991
2014	333,616
2015	85,039
Thereafter	-
Total	$1,523,994

Rental expense incurred for the years ended December 31, 2010 and 2009 was approximately $414,418 and $190,593 respectively.

Registration payment arrangement

The Company entered into a Registration Rights Agreement on February 10, 2010 with certain investors and agreed to pay to the investors a fee of 1% per month of the investors’ investments, payable in cash, for every 30 day period up to a maximum of 6% if (i) following the filing date that the mandatory registration statement has not been filed and (ii) following the effectiveness date that the mandatory registration statement has not been declared effective. At December 31, 2010, the Company is subject to the registration right obligation and recorded the 6% penalty with total amount of $411,450 as other expense and registration rights liability.

NOTE 16: OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company's business and financial condition.

Exchange risk

The Company cannot guarantee the Renminbi to US dollar exchange rate will remain steady, and therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company's future interest expense will fluctuate in line with any change in borrowing rates. The Company does not hedge its interest rate. As of December 31, 2010 and 2009, the Company believes it has no exposure to interest rate risk.

Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally the PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 17: CONCENTRATION OF CREDIT RISK

A significant portion of the Company's cash at December 31, 2010 and 2009 was maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

For the year ended December 31, 2010, the Company had two customers each accounted for 11.2% and 10.1% of the Company's total net sales. For the year ended December 31, 2009, no customer accounted for more than 10% of the Company's total net sales.

For the year ended December 31, 2010, the company had four major suppliers each accounted for 19.0%, 17.6%, 14.8% and 10.0% of total purchases, respectively. For the year ended December 31, 2009, the company had three major suppliers each accounted for 19%, 10% and 10% of total purchases, respectively.

NOTE 18 - RECONCILIATION OF EARNINGS PER SHARE

	Years ended December 31,
	2010	2009
Numerator
Net income available to common stockholders	$6,290,939	$7,493,155
Denominator:
Basic weighted-average shares outstanding	35,046,871	25,250,000

Effect of dilutive warrants	70,534	-

Diluted weighted-average shares outstanding	35,117,405	25,250,000

Net income per share:
Basic	$0.18	$0.30
Diluted	$0.18	$0.30

NOTE 19 - PRIVATE PLACEMENT

On February 10, 2010, concurrently with the close of the Share Exchange, the Company conducted a private placement transaction (the “Private Placement”) pursuant to which the Company sold an aggregate of 5,486,000 shares of common stock at $1.25 per share (the shares were sold in 54.86 units, each of which included 100,000 shares of common stock and 50,000 detachable common stock warrants with a five year maturity). As a result, the Company received gross proceeds in the amount of approximately $6.9 million. Warrants are five year term from date of issuance and permit a cashless exercise, callable if the common stock closing bid price is at least $3.00 and the average trading volume at least 100,000 shares for 15 consecutive trading days and an effective registration is in place. At the closing of the private placement, the Company paid a cash fee of $445,738, or 6.5% of the gross proceeds received from the sale of the securities as placement agent commission, of which $351,488 was paid to Hudson Securities, Inc (“Hudson”), and $87,750 and $6,500 was paid to SHP Securities, LLC (“SHP”) and Williams Financial Group, respectively, at the direction of Hudson. The Company incurred $108,810 in other fees and costs. As partial consideration for placement agent service provided, the Company also issued warrants for the purchase of an aggregate of 658,320 shares of its common stock, exercisable for a period of five years at an exercise price of $1.25 per share of which 553,020 warrants were issued to Hudson and its designees and 105,300 warrants were issued to SHP Securities LLC, at the direction of Hudson. These warrants also contain a reset provision, see Note 21 for further discussion.

In connection with the private placement, the Company also issued 560,000 shares of Common Stock to Hudson and its designees, in consideration for merger and acquisition advisory services and issued to Hayden Communications International, Inc. (“Hayden”), an investor relations consulting firm, 125,000 shares of Common Stock as partial consideration for the consulting services provided by Hayden.

In addition, the Company evaluated the warrants under ASC 815 to determine whether the warrants are indexed to the company's own stock, see Note 21 for further discussion.

On March 27, 2010, the Company issued shares to multiple employees to raise approximately $3.4 million capital in exchange for 2.7 million shares of common stock (at par value $0.001) . By December 31, 2010, all shares subscribed have been paid and these shares are registered on April 27, 2010.

In December, 2010, the Company entered into common share subscription agreements with seven employees to raise $506,040 capital in exchange for 253,020 shares of common stock (at par value $0.001) . The Company received fully payments by December 31, 2010. In January 2011, the Company and those employees entered into an agreement to cancel the subscription agreements entered in December 2010. The Company refunded subscription payment in full in January 2011.

NOTE 20- COMMON STOCK WARRANTS

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

A summary of the Company’s warrant activities for the year ended December 31, 2010 is as follows:

		Weighted
	Number of	average
	Warrants	Exercise Price
December 31, 2009	-	$-
Private placement investors	2,743,000	$1.60
Hudson Securities, Inc.	553,020	$1.25
SHP Securities LLC	105,300	$1.25
December 31, 2010	3,401,320	$1.53

NOTE 21 - DERIVATIVE LIABILITIES

Pursuant to the Subsequent Equity Sales section under warrant agreement the Company granted, if and whenever on or after the date of inception and through the earlier to occur of (i) eighteen months from the date hereof and (ii) date that there is an effective registration statement on file with the Securities and Exchange Commission covering the resale of all of the Warrant Stock and all of the shares of common stock issued in the offering, the Company issues or sells any shares of common stock or securities convertible into common stock for a consideration per share of common stock less than the then current Exercise Price, then, the Exercise Price shall be multiplied by a fraction. Because of the reset provision, the warrant agreement is considered not indexed to the Company’s stock and therefore the 3,401,320 warrants were determined to be a derivative liability under ASC 815-15 and ASC 815-20. The fair value of these warrants at the inception of the private placement was $1,218,744.

At December 31, 2010, the derivative liability was valued at $1,141,118 using the Multinomial Lattice models. The $77,626 change in fair value is reported in the Company’s consolidated statement of operations as a gain on derivatives. The warrants were valued with the following assumptions: at February 10, 2010 - annual volatility of 73%, term of 5 years, risk free rate of 2.39%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at December 31, 2010 - annual volatility of 50%, term of 4.11 years, risk free rate of 2.01%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants. The projected volatility is based on average volatility of 15 comparable companies over the previous years as the Company does not have sufficient trading history. The attributes of the comparable companies used in volatility analysis included 1) SIC 3600 (Electrical Equipment) and 3670 (Electronics), 2) Battery and power related products and services, 3) Market cap $38 million to $3.9 billion, 4) Global sales and operations, and 5) Annual revenues $73 million to 1.8 billion.

NOTE 22: SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The US GAAP “Disclosures About Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of electronic products) and in one geographical segment (China), as all of the Company's current operations are carried out in China.

The geographic distribution of the net sales for battery products for the years ended December 31, 2010 and 2009 were summarized as follows:

	December 31,
	2010	2009
United States	$521,161	$69,030
Ukraine	168,451	81,271
Sweden	-	371,237
Japan	26,917	29,823
Peru	-	3,561
Korea	228,547	7,011
Germany	123,789	206,534
Greater Britain	-	17,961
South Africa	6,570	-
Australia	19,113	18,188
Vietnam	-	3,151
Taiwan	123,403	89,980
Hong Kong	2,278,697	811,603
China	62,887,416	46,918,086
Total	$66,384,064	$48,627,436

NOTE 23 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China TMK Battery Systems, Inc. exceed 25% of the consolidated net assets of China TMK Battery Systems Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of the Company’s revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (“RMB”). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

China TMK Battery Systems, Inc.
(Formerly Deerfield Resources, Ltd.)
Condensed Parent Company Balance Sheets
(US Dollars in Thousands)

	December 31,	December 31,
	2010	2009
ASSETS

Investment in subsidiaries, at equity in net assets	$31,158	$15,693
Total Assets	$31,158	$15,693

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,888,000 and 25,250,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	37	25

Common stock subscribed	-	-
Additional paid-in capital	11,024	1,194
Accumulated other comprehensive income	1,207	365
Statutory reserves	1,039	1,039
Retained earnings (unrestricted)	17,851	13,070
Total Stockholders' Equity	31,158	15,693
Total Liabilities & Stockholders' Equity	$31,158	$15,693

China TMK Battery Systems, Inc.
(Formerly Deerfield Resources, Ltd.)
Condensed Parent Company Statements of Operations
(US Dollars in Thousands)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2010	2009

Revenue	$-	$-

General and administrative	1,398	-
Total Expenses	1,398	-

Equity in undistributed income of subsidiaries	$7,689	$7,452
Income before income taxes	6,291	7,452

Provision for income tax	-	-
Net income	$6,291	$7,452

China TMK Battery System, Inc.
(Formerly Deerfield Resources, Ltd.)
Condensed Parent Company Statements of Cash Flows
(US Dollars in Thousands)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$6,291	$7,452

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Increase in due from subsidiaries	(9,997)	-
Increase in accrued liabilities	1,553	-
Equity in undistributed income of subsidiaries	(7,689)	(7,452)
Net Cash Used in Operating Activities	(9,842)	-

Cash Flows from Investing Activities
Capital contribution to subsidiaries	(363)	-
Net Cash Used in Investing Activities	(363)	-

Cash Flows from Financing Activities
Net proceeds of share issuance	9,699	-
Common stock subscribed	506	-
Net Cash Provided by Financing Activities	10,205	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated February 10, 2010, among the Company, Leading Asia Pacific Investment Limited and Unitech International Investment Holdings Limited [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 12, 2010]

3.1	Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-139660) filed on December 26, 2006].
3.2	Bylaws of the Company, adopted on June 27, 2006 [incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on December 26, 2006]
3.3	Amendment to Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on February 12, 2010]
3.4	Bylaws of the Company, adopted on June 27, 2006 [incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (SEC File No. 333-139660) filed on December 26, 2006].
4.1	Form of Warrant to purchase Common Stock, dated as of February 10, 2010 [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 12, 2010]
4.2

Form of Registration Rights Agreement, dated as of February 10, 2010, by and among the Company and certain investors [incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 12, 2010]

4.3	Form of 9% Promissory Note of the Company [incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on December 24, 2009]
10.1

Cancellation Agreement, dated February 10, 2010, between the Company and United Fertilisers (UK) Ltd. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.2

Form of Subscription Agreement, dated February 10, 2010, by and among the Company and certain investors [incorporated by reference to Exhibit 10.2 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010]

10.3

Form of Make Good Escrow Agreement, dated February 10, 2010, by and among the Company, Unitech International Investment Holdings Limited, Henian Wu, Hudson Securities, Inc., Escrow, LLC and certain investors. [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.4	Form of Lock-Up Agreement, dated February 10, 2010 [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 12, 2010]
10.5

Form of Securities Purchase Agreement, dated September 8, 2008, by and between the Company and United Fertilisers (UK) Limited [incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on December 24, 2009]

10.6

Mineral Claim Purchase Agreement, dated October 10, 2006, by and between the Company and AKS Prospecting and Guiding Inc. [incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form SB-2 filed on December 26, 2006]

10.7

Amendment to Mineral Claim Purchase Agreement, dated November 5, 2008, by and between the Company and ASK Prospecting and Guiding Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2008]

10.8

Termination and Release of Mineral Claim Purchase Agreement, dated February 10, 2010, by and between the Company and AKS Prospecting and Guiding Inc. [incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.9

Note Cancellation and General Release, dated January 29, 2010, by and between the Company and United Fertilisers (UK) Limited [incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.10

Equity Transfer Agreement, dated September 25, 2008, by and between Good Wealth Capital Investment Limited, Henian Wu, Zongfu Wang and Junbiao Huang, as supplemented on January 16, 2010 (English Translation) [incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.11

Form of Shenzhen TMK Power Industries Ltd. Standard Procurement Contract (English Translation) [incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on February 12, 2010]

Exhibit No.	Description
10.12

Form of Shenzhen TMK Power Industries Ltd. Standard Sales Contract (English Translation) [incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.13

Consumer Battery License Agreement, dated August 8, 2006, as amended, by and between Ovonic Battery Company, Inc. and Shenzhen TMK Power Industries Ltd. [incorporated by reference to Exhibit 10.27 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010]

10.14

Investor Relations Consulting Agreement, dated February 8, 2010, by and between the Company and Hayden Communications International, Inc. [incorporated by reference to Exhibit 10.29 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010]

10.15

Loan Agreement, dated June 22, 2010, between Shenzhen TMK Power Industries Ltd. and Shanghai Bank Shenzhen Branch (English Translation) [incorporated by reference to Exhibit 10.30 to Amendment No. 3 of the Company's Registration Statement on Form S-1/A filed on October 21, 2010]

10.16

Loan Agreement, dated November 16, 2009, between Shenzhen TMK Power Industries Ltd. and DBS Bank (China) Limited Shenzhen Branch (English Translation) [incorporated by reference to Exhibit 10.13 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010].

10.17

Loan Agreement, dated September 2, 2009, between Shenzhen TMK Power Industries Ltd. and Ningbo Bank Shenzhen Branch (English Translation) [incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.18

Loan Agreement, dated September 2, 2009, between Shenzhen Borou Industrial Co., Ltd. and Ningbo Bank Shenzhen Branch [incorporated by reference to Exhibit 10.25 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010]

10.19

Loan Agreement, dated August 5, 2009, between Shenzhen Borou Industrial Co., Ltd. and Bank of China Shenzhen Branch [incorporated by reference to Exhibit 10.24 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010

10.20

Loan Agreement, dated December 30, 2008, between Shenzhen TMK Power Industries Ltd. and China Construction Bank Shenzhen Branch (English Translation) [incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.21

Loan Agreement, dated June 18, 2008, between Shenzhen TMK Power Industries Ltd. and Bank of China, Shenzhen Branch [incorporated by reference to Exhibit 10.26 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010]

10.22

Lease Agreement, dated December 16, 2008, between Shenzhen TMK Power Industries Ltd. and Shenzhen Yijiayang Industrial Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.23

Form of Shenzhen TMK Power Industries Ltd. Employment Agreement (English Translation) [incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.24

Form of Shenzhen TMK Power Industries Ltd. Confidentiality Agreement (English Translation) [incorporated by reference to Exhibit 10.22 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.25

Employment Agreement between Shenzhen TMK Power Industries Ltd. and Henian Wu (English Translation) [incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.26

Employment Agreement between Shenzhen TMK Power Industries Ltd. and Xiangjun Liu (English Translation) [incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.27

Employment Agreement between Shenzhen TMK Power Industries Ltd. and Zongfu Wang (English Translation) [incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed on February 12, 2010]

Exhibit No.	Description
10.28

Employment Agreement between Shenzhen TMK Power Industries Ltd. and Xiaodong Xiao (English Translation) [incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K filed on February 12, 2010]

10.29

Employment Agreement between Shenzhen TMK Power Industries Ltd. and Jinfeng Huang (English Translation) [incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed on February 12, 2010]

14	Code of Ethics [incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on December 27, 2007]
21*	Subsidiaries of the Company
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Option Agreement, dated February 5, 2010, between Li Guifang and Wu Henian [incorporated by reference to Exhibit 10.28 to Amendment No. 2 of the Company's Registration Statement on Form S-1/A filed on August 23, 2010]

*Filed herewith