Form 10-Q
period 2011-03-31
China TMK Battery Systems Inc.
filed 2011-05-16
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

(+86) 755 28109908
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,888,000

China TMK Battery Systems Inc.
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA TMK BATTERY SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets (Unaudited)	2
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	8– 16

China TMK Battery System Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$658,598	$356,871
Short-term investment	-	1,512,400
Trade receivables, net	13,861,533	12,351,588
VAT recoverable	376,285	276,768
Inventories, net	6,262,645	4,973,989
Due from related parties	-	2,269
Prepaid expenses and other receivables	298,200	45,372
Advances to suppliers	561,056	528,509
Restricted cash	365,280	1,270,416
Deposit for business acquisition	10,325,084	9,397,891
Total Current Assets	32,708,681	30,716,073

Property, equipment and construction in progress, net	17,120,157	17,239,438
Advances for property and equipment purchase	13,937,119	13,849,212
Other assets	46,682	46,516

TOTAL ASSETS	$63,812,639	$61,851,239
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,278,295	$4,437,186
Accrued liabilities and other payable	1,181,487	576,164
Customer deposits	688,864	493,256
Wages payable	355,282	398,699
Corporate tax payable	658,894	210,717
Short-term loan	1,369,800	2,571,080
Current portion of long-term bank loans	7,032,069	5,159,422
Property purchase payable	502,511	499,342
Derivative liability	717,875	1,141,118
Due to related parties	15,987	19,695
Registration rights liability	411,450	411,450
Total Current Liabilities	17,212,514	15,918,129

Long-term bank loans	10,306,682	12,710,430
Deferred tax liability	598,374	598,520
Due to related parties	1,474,719	1,465,420

TOTAL LIABILITIES	$29,592,289	$30,692,499

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010	$-	$-
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,888,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	36,888	36,888
Common stock subscribed	-	253
Additional paid-in capital	10,518,662	11,024,449
Accumulated other comprehensive income	1,388,873	1,207,195
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	21,236,939	17,850,967
TOTAL SHAREHOLDERS’ EQUITY	34,220,350	31,158,740

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,812,639	$61,851,239

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(Stated in US dollars)

	For the three months ended March 31,
	2011	2010

Sales revenue	$20,292,808	$13,264,472
Cost of goods sold	(15,426,800)	(10,105,697)
Gross profit	4,866,008	3,158,775
Operating costs and expenses
Selling expenses	371,988	234,718
Depreciation	60,719	17,505
Other general and administrative expenses	417,714	1,822,979
Research and development	180,686	165,244
Total operating costs and expenses	1,031,107	2,240,446
Income from operations	3,834,901	918,329
Interest income	43	-
Interest expense	(294,964)	(241,907)
Change in fair value of derivative liability	423,243	(1,725,233)
Other expense, net	(4,689)	(60,381)
Total other income (expenses)	123,633	(2,027,521)
Income (loss) before income taxes	3,958,534	(1,109,192)
Income taxes	(572,562)	(358,175)

Net income (loss)	$3,385,972	$(1,467,367)

Other comprehensive income
Foreign currency translation adjustments	181,678	32,218
Total Comprehensive income (loss)	$3,567,650	$(1,435,149)

Earnings (loss) per share - basic	$0.09	$(0.05)

Weighted-average shares outstanding, basic	36,888,000	30,206,111

Earnings (loss) per share - diluted	$0.09	$(0.05)

Weighted-average shares outstanding, diluted	36,888,000	31,310,314

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2011
(Unaudited)
(Stated in US dollars)

						Accumulated
	Common Stock		Common Stock Subscribed		Additional	Other	Statutory	Retained	Total
					Paid-in	Comprehensive	Reserve	Earnings	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Income	Fund	(Unrestricted)	Equity

Balance at December 31, 2010	36,888,000	$36,888	$253,020	253	11,024,449	$1,207,195	$1,038,988	$17,850,967	$31,158,740
Foreign currency translation adjustment	-	-	-	-	-	181,678	-	-	181,678
Cancellation of common stock subscribed	-	-	(253,020)	(253)	(505,787)	-	-	-	(506,040)
Net income for the three months ended March 31, 2011	-	-	-	-	-	-	-	3,385,972	3,385,972

Balance at March 31, 2011	36,888,000	$36,888	$-	-	10,518,662	$1,388,873	$1,038,988	$21,236,939	$34,220,350

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery Systems Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In US Dollars)

	For the Three Months Ended
	March 31,
	2011	2010

Cash Flows From Operating Activities

Net income (loss)	$3,385,972	$(1,467,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	259,831	17,505
Deferred income	-	(9,238)
Deferred tax benefit	(3,935)	-
Change in fair value of derivative liability	(423,243)	1,725,233
Common stocks for service provided	-	856,250
Changes in operating assets and liabilities:
Accounts receivable	(1,427,781)	(2,645,680)
Advances to suppliers	(29,116)	(130,653)
Other receivable	(103,871)	-
Inventories, net	(1,253,780)	295,135
Accounts payable	(186,565)	1,509,993
Accrued liabilities and other payable	600,085	(210,925)
Customer deposits	191,971	91,871
Prepaid expenses and other receivables	(194,055)	(1,007,486)
Other assets	129	(58,519)
Wages payable	(45,827)	(50,855)
Various taxes payable	348,162	(62,514)
Net cash provided by (used in) operating activities	1,117,977	(1,147,250)

Cash Flows From Investing Activities
Change in restricted cash	910,800	(96)
Purchases and advances for property and equipment	(31,722)	(2,701,485)
Deposit for business acquisition	(865,260)	(3,172,656)
Collection of advances/loans - related parties	2,277	-
Proceeds from maturity of certificate of deposit	1,512,832	-
Net cash provided by (used in) investing activities	1,528,927	(5,874,237)

Cash Flows From Financing Activities
Borrowing from bank loans	1,214,400	1,973,161
Repayments of bank loans	(3,071,638)	(2,887,878)
Net proceeds from share issuance	(506,040)	6,302,953
Proceeds from common stock subscription	-	1,989,748
Distribution to former owners	-	(1,510,000)
Proceeds from related parties	37,562	1,120,611
Repayment to related parties	(41,288)	(17,691)
Net cash provided by(used in) financing activities	(2,367,004)	6,970,904

Effect of exchange rate changes on cash	21,827	154,354
Net increase in cash and cash equivalents	301,727	103,771
Cash and cash equivalents, beginning of period	356,871	185,590
Cash and cash equivalents, end of period	$658,598	$289,361

Supplemental disclosure information:
Income taxes paid	$109,810	$339,411
Interest paid	$294,964	$241,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China TMK Battery System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND ORGANIZATION

China TMK Battery System Inc. (“TMK US”, or “the Company”) (formerly Deerfield Resource, Ltd.) was incorporated under the laws of the State of Nevada on June 21, 2006. On February 10, 2010, the Company entered into and closed the Share Exchange Agreement with Leading Asia Pacific Investment Limited (“Leading Asia”), a BVI company, and its sole stockholder, Unitech, a BVI company, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Leading Asia in exchange for 25,250,000 shares of our common stock, par value $0.001, which constituted 90.18% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

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

On July 14, 2009, TMK Shenzhen acquired 100% of the ownership of Shenzhen Borou Industrial Co., Ltd. ("Borou"), a PRC based company specializing in domestic and international trade business. Pursuant to the ownership transfer agreement, TMK Shenzhen became the parent and sole owner of Borou.

TMK US and its subsidiaries - Leading Asia Pacific Investment Limited, Good Wealth Capital Investment Limited, TMK Power Industries (SZ) Co., Ltd., and Shenzhen Borou Industrial Co., Ltd – are collectively referred to as the “Company.”

All of our business operations are conducted through our Chinese subsidiaries.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of preparation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto contained in our Annual Report on Form 10-K filed on March 31, 2011.

In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. All significant inter-company balances and transactions have been eliminated in consolidation.

b. Foreign currency translation

The functional currency of Good Wealth is Hong Kong Dollar (“HKD”). The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

The functional currency of TMK Shenzhen and Borou is the Renminbi (“RMB”), the PRC’s currency. These two companies maintain their financial statements using their own functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of Good Wealth, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of TMK Shenzhen and Borou, which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61201	6.75950
Quarter ended March 31, 2011	6.57030	6.58762
Quarter ended March 31, 2010	6.83620	6.81896

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	7.80000	7.80000
Quarter ended March 31, 2011	7.80000	7.80000
Quarter ended March 31, 2010	7.80000	7.80000

c. Fair values of financial instruments

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
  Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

At March 31, 2011
Assets - Short Term Investment
	$—	$—	$—	$—
Liabilities - Derivative liability	$—	$—	$717,875	$717,875

At December 31, 2010
Assets - Short Term Investment	—	$1,512,400	$—	$1,512,400
Liabilities - Derivative liability	$—	$—	$1,141,118	$1,141,118

The fair value of derivative classified as Level 3 in the fair value hierarchy changed as follows during this quarter:

	Three Months Ended March 31
	2011	2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(1,141,118)	$(1,218,744)
Total gain (loss) included in earnings	423,243	(1,725,233)
Included in other comprehensive income	-	-
Ending balance	$(717,875)	$(2,943,977)

d. Derivative liability

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

NOTE 3: Advance for Business Acquisition

On January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. (“Hualian”). The Company paid $9,397,891 as acquisition deposit during 2010 and $865,260 during the first quarter of 2011, which shall be withdrawn based upon the MOU if Hualian fails the due diligence and external audit procedures. The Company completed the due diligence efforts in March 2011 and are currently negotiating with Hualian’s management on the acquisition price/structure. The Company expected to finalize the acquisition by the end of May 2011.

NOTE 4: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:

	March 31, 2011	December 31, 2010
Bank Loans borrowed by TMK Shenzhen
Shenzhen Development Bank	-	1,209,920

Bank Loans borrowed by Borou
Industrial Bank Co. Ltd.	1,369,800	1,361,160

Short-term loans	$1,369,800	$2,571,080

On October 20, 2010, TMK Shenzhen obtained a three-month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19, 2011. The loan was fully repaid in January 2011.

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011. The loan is guaranteed by Mr. Wu, Henian, Mr. Tu, Jun, Mr. Wu, Jie and Shenzhen Shenhang Guarantee Company. This loan is borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011.

The unused line of credit amounted to $152,200 and $151,240 at March 31, 2011 and December 31, 2010, respectively.

NOTE 5: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	March 31, 2011	December 31, 2010
DBS Bank	$1,357,751	$1,535,932
China Construction Bank Shenzhen Branch	2,283,000	2,722,320
Bank of Shanghai Shenzhen Branch	7,610,000	7,562,000
Bank of China Shenzhen Branch	6,088,000	6,049,600

Less current portion	(7,032,069)	(5,159,422)
Long -term portion	$10,306,682	$12,710,430

On November 16, 2009, TMK Shenzhen obtained a three-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). DBS requires the Company to deposit RMB 3,000,000 (approximately $438,780) as security (was refunded to the Company during 2010). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the three months ended March 31, 2011.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full. During 2010, the Company made addition deposit of RMB 600,000 to SGCC as requested by CCB. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by the Company’s property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). The Company did not violate any of the above covenants as of and for the three months ended March 31, 2011.

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. The Company did not violate any of the above covenants as of and for the three months ended March 31, 2011.

On August 05, 2009, Borou obtained a three-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the three months ended March 31, 2011. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 of bank charge in three years with annual bank charge of RMB 400,000 made prior to August 30 each year.

The terms of the long-term bank loans require the Company to maintain a deposit at the bank to secure the loans as follows:

	March 31, 2011	December 31, 2010
China Construction Bank	$365,280	$362,976
Jiangsu Bank	-	907,440
Restricted Cash	$365,280	$1,270,416

The Company was in the process of negotiating a new loan with Jiangsu Bank and agreed to make a deposit of RMB 6,000,000 (approximately $907,440) with Jiangsu Bank Shenzhen Branch at December 31, 2010. The Company did not reach to an agreement with Jiangsu Bank and the deposit was refunded to the Company in March 2011.

NOTE 6: RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Wu, Henian	CEO, Chairman & Shareholder
Tu, Lanzhen	Wu, Henian's wife
Wang, Zongfu	Director (since inception of the Company) & Shareholder
Yu, Zhengfei	Wang, Zongfu’s wife
Liu, Xiangjun	General Manager
Huang, Junbiao	Director (since inception of the Company) & Shareholder
Q-Lite Industrial Co., Ltd.	Yu, Zhengfei holds 25% of ownership
Liu, Jun	Sales Manager

Due from related parties

Due from related parties consists of the following:

	March 31, 2011	December 31, 2010
Liu, Xiangjun	$-	$2,269
Total	$-	$2,269

The above amount is advance to Mr. Liu, Xiangjun for regular business expense paid by her on behalf of the Company. The amount is non-secured, non-interest bearing, and is considered to be short-term. The due from balance was repaid during the first quarter of 2011and no loans to Liu, Xiangjun are outstanding at March 31, 2011.

Due to related party

Due to related party consists of the following:

	March 31, 2011	December 31, 2010
Q-Lite Industrial Co., Ltd	$766	$4,474
Wu, Henian	908,062	902,335
Wang, Zongfu	378,394	376,008
Huang, Junbiao	187,878	186,692
Liu, Jun	15,606	15,606
Total	$1,490,706	$1,485,115

During 2010, the Company borrowed $1,465,035 from Mr. Wu, Henian, Mr. Wang, Zongfu and Mr. Huang, Junbiao to support its operational funding needs. There was no formal agreement between the Company and those parties, the borrowing bears no interests and will be due on demand agreed by the related parties.

NOTE 7: INCOME TAX

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

A reconciliation between the income tax computed at the PRC statutory rate and the Company's provision for income tax is as follows:

	For three months ended March 31,
	2011	2010
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-10.0%	-10.0%
Other	0.5%	17.3%
Provision for income tax	14.5%	32.3%

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

Accounting for Uncertainty in Income Taxes

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

NOTE 8: COMMON STOCK SUBSCRIPTION

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

NOTE 9: COMMON STOCK WARRANTS

As of March 31, 2011 and December 31, 2010, there were 2,743,000 warrants with an exercise price of $1.60 per share outstanding and 658,320 warrants with an exercise price of $1.25 per share outstanding. No warrants were issued or cancelled during the three months ended March 31, 2010.

NOTE 10: DERIVATIVE LIABILITIES

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

At March 31, 2011 and December 31, 2010, the derivative liability was valued at $717,875 and $1,141,118, respectively using the Multinomial Lattice models. The $423,243 change in fair value is reported in the Company’s consolidated statement of operations as a gain on derivatives. The warrants were valued with the following assumptions: at February 10, 2010 - annual volatility of 73%, term of 5 years, risk free rate of 2.39%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at December 31, 2010 - annual volatility of 50%, term of 4.11 years, risk free rate of 2.01%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at March 31, 2011- annual volatility of 48%, term of 3.87 years, risk free rate of 2.24%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants. The projected volatility is based on average volatility of 15 comparable companies over the previous years as the Company does not have sufficient trading history. The attributes of the comparable companies used in volatility analysis included 1) SIC 3600 (Electrical Equipment) and 3670 (Electronics), 2) Battery and power related products and services, 3) Market cap $38 million to $3.9 billion, 4) Global sales and operations, and 5) Annual revenues $73 million to 1.8 billion.

NOTE 15: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

	Three Months Ended March 31
	2011	2010
United States	$53,833	$69,178
Ukraine	-	32,439
Sweden	-	67,517
Korea	59,637	5,257
Japan	-	1,712
Australia	-	7,489
Taiwan	12,212	31,654
Hong Kong	49,332	238,157
China	20,117,794	12,811,069
Total	$20,292,808	$13,264,472

NOTE 16: RECONCILIATION OF EARNINGS PER SHARE

	Three Months Ended March 31
	2011	2010
Numerator:
Net income available to common stockholders	$3,385,972	$(1,467,367)
Denominator:
Basic weighted-average shares outstanding	36,888,000	30,206,111
Effect of dilutive securities:	-	1,104,203
Diluted weighted-average shares outstanding	36,888,000	31,310,314
Net income (loss) per share:
Basic	$0.09	$(0.05)
Diluted	$0.09	$(0.05)

NOTE 17: SUBSEQUENT EVENT

On March 23, 2011, TMK Shenzhen entered into a credit agreement from DBS Bank (China) Limited Shenzhen Branch (“DBS”) to obtain a line of credit in the amount of RMB 10,000,000 (approximately $1,522,000) in the form of AR factoring. The loan bears interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan. Based on the loan agreement, each borrowing should be repaid within 165 days of invoice date. The agreement has not specified an expiration date. The loan proceeds of RMB 10,000,000 (approximately $1,522,000) were received in April, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

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

Historically, we have focused on the development of high-rate types SC, C, D, and F Ni-MH rechargeable batteries and have been engaged in the large-scale production of these products for over eight years. The target customers of these products are mainly factories that produce power tools, vacuum cleaners and other household electrical appliances, electric bicycles, battery-operated toys and medical devices and whose requirements for battery performance are higher-rate than those of the ordinary type AA and AAA batteries used for domestic purposes.

More recently, we have developed a working prototype of a hybrid electric vehicle battery pack and are producing sample cells for testing for an electric vehicle battery pack. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development center, set up a battery-production base for small scale testing and production and establish a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. To date, we have entered into letters of intent with two automobile companies in China for the sale of our hybrid electric vehicle battery backs. We are also actively seeking opportunities to expand into the Lithium-Ion battery space. We have a lithium battery patent and some customers who are the purchasers of both nickel-metal hydride battery and Lithium-Ion battery. Therefore, we are searching for the potential acquiree to develop our production capacity to meet the demand of our customers and to grow our business, and have signed an MOU with one such company discussed under Item 1 “Business—Our Corporate History and Background—MOU with Hualian.” In addition, we have been actively seeking opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed working prototypes of both nickel-metal hydride battery and Lithium-Ion battery and sent to our customers for testing ..

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter:

  Revenue: Revenue increased $7.0 million, or 53%, to $20.3 million for the three months ended March 31, 2011, from $13.3 million for the same period in 2010.

  Gross Profit: Gross profit increased $1.7 million, or 54%, to $4.9 million for the three months ended March 31, 2011, from $3.2 million for the same period in 2010.

  Income from operations: Income from operations increased $2.9 million, or 318%, to $3.8 million for the three months ended March 31, 2011, from $0.9 million for the same period last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.09 for the three months ended March 31, 2011, as compared to fully diluted net loss per share of $0.05 for the same period last year.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net revenues.

	Three Months Ended
	March 31,
	2011		2010
		As a		As a
		percentage of		percentage
	In Dollars	net revenues	In Dollars	of net revenues
Revenues	$20,292,808		$13,264,472
Cost of Goods Sold	(15,426,800)	(76)%	(10,105,697)	(76)%
Gross Profit	4,866,008	24%	3,158,775	24%
Operating Expenses	(1,031,107)	(5)%	(2,240,446)	(17)%
Operating Income	3,834,901	19%	918,329	7%
Other Income (Expense)	123,633	1%	(2,027,521)	(15)%
Income Taxes	(572,562)	(3)%	(358,175)	(3)%
Net Income	$3,385,972	17%	$(1,467,367)	(11)%

Revenues. We derive revenues from the sale of environmentally-friendly Ni-MH rechargeable batteries. We had revenues of $20.3 million for the three months ended March 31, 2011, an increase of $7.0 million, or 53%, compared to $13.3 million for the three months ended March 31, 2010. The increase was due to an increase of new customers, increased demand from existing customers, and increased production.

Cost of Goods Sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. In the three months ended March 31, 2011, our cost of goods sold increased by 53%, from $10.1 million to $15.4 million, compared to the 2010 period. The increase of cost of sales in the 2011 period is attributable to the increase of product sales.

Gross Profit and Gross Margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. During the three months ended March 31, 2011, the gross margin of our business was 24%, which is consistent with the 24% margin in the same period of 2010.

Selling Expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling expenses increased $137,270, or 58%, to $371,988 in the three months ended March 31, 2011, from $234,718 in the same period in 2010. The increase is primarily due to an increase in sales compensation, including sales commission, as a result of the increased sales.

General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. General and administrative expenses decreased $1.4 million, or 77%, to $0.4 million in the three months ended March 31, 2011, from $1.8 million in the same period of 2010. The decrease was primarily due to $1.77 million of one-time merger costs incurred in the first quarter of 2010 in connection with our reverse acquisition. The one-time merger cost included approximately $0.9 million in consulting, legal, audit and transaction fees in connection with the reverse merger, and approximately $0.86 million in financial advisory consultation and service fees paid to our financial advisor in connection with the reverse merger and concurrent financing.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased $15,442, or 9%, to $180,686 in the three months ended March 31, 2011, from $165,244 million in the 2010 period, due to our increased investment in research and development personnel to fuel future growth.

Interest Expense. Interest expense increased $53,057, or 22%, to $294,964 in the three months ended March 31, 2011, from $241,907 in the 2010 period. The increase in interest expense is due to the fact we borrowed more bank loans in the three months ended March 31, 2011, compared to the same period in 2010. This is consistent with the increase in the balance of our bank loans outstanding at March 31, 2011, compared to March 31, 2010.

Change in Fair Value of Derivative Liability. We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The gain from change in fair value of derivative liability for the three months ended March 31, 2011 represents the difference of fair value between December 31, 2010 and March 31, 2011. The loss from change in fair value of derivative liability for the three months ended March 31, 2010 represents the difference of fair value between February 10, 2010 (inception date) and March 31, 2010.

Income before Income Taxes. Our income before income taxes increased by $5.0 million, or 457%, to $4.0 for the three months ended March 31, 2011, from loss before income taxes of $1.1 for the 2010 period. The increase is primarily due to the increased gross margin, decreased operating expenses due to one-time merger cost and increased gain from change in fair value of derivative liability.

Net Income. As a result of the foregoing factors, our net income was $3.4 million for the three months ended March 31, 2011, as compared to $1.5 million net loss for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $0.7 million. The following table summarizes the key cash flow metrics from our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$1,117,977	$(1,147,250)
Net cash provided by (used in) investing activities	1,528,927	(5,874,237)
Net cash provided by (used in) financing activities	(2,367,004)	6,970,904
Effect of exchange rate changes in cash and cash equivalent	21,827	154,354
Net increase in cash and cash equivalents	301,727	103,771
Cash and cash equivalents at beginning of the period	356,871	185,590
Cash and cash equivalent at end of the period	$658,598	$289,361

Operating Activities

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2011, a significant improvement from $1.1 million net cash used in operating activities for the same period of 2010. Such an increase was primarily attributed to our increased net income.

Investing Activities

Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2011, as compared to $5.9 million net cash used in investing activities for the same period of 2010. Such a decrease was primarily due to less capital expenditures and less cash deposit made for business acquisition for the three months ended March 31, 2011, compared with the same period in 2010. In addition, we received proceeds of $1.5 million from maturity of a 6-month certificate of deposit.

Financing Activities

Net cash used by financing activities was $2.4 million during the three months ended March 31, 2011, as compared to net cash provided by financing activities of $7.0 million during the same period of 2010. The decrease was mainly attributable to $8.3 million cash provided by stock issuance or stock subscription during the three months ended March 31, 2010, while there is no such activity in the three months ended March 31, 2011.

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

Loan Commitments

As of March 31, 2011, the amount, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
China Construction Bank Shenzhen Branch	$2,283,000	5.67%	January 3, 2012	3 Years
Bank of China Shenzhen Branch	6,088,000	5.95%	August 13, 2012	3 Years
DBS Bank	1,357,751	7.02%	November 20, 2012	3 Years
Bank of Shanghai Shenzhen Branch	7,610,000	5.508%	June 28, 2013	3 Years
Industrial Bank Co. Ltd.	1,369,800	6.116%	May 22, 2011	6 months

Total	$18,708,551

_____________
* Calculated based on the exchange rate of $1 = RMB 6.5703

On October 20, 2010, TMK Shenzhen obtained a three-month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19, 2011. The loan was fully repaid in January 2011.

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011. The loan is guaranteed by Mr. Wu, Henian, Mr. Tu, Jun, Mr. Wu, Jie and Shenzhen Shenhang Guarantee Company. This loan is borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011.

On November 16, 2009, TMK Shenzhen obtained a three-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). DBS requires the Company to deposit RMB 3,000,000 (approximately $438,780) as security (was refunded to the Company during 2010). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the three months ended March 31, 2011.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full. During 2010, the Company made addition deposit of RMB 600,000 to SGCC as requested by CCB. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by the Company’s property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). The Company did not violate any of the above covenants as of and for the three months ended March 31, 2011.

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. The Company did not violate any of the above covenants as of and for the three months ended March 31, 2011.

On August 05, 2009, Borou obtained a three-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the three months ended March 31, 2011. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 of bank charge in three years with annual bank charge of RMB 400,000 made prior to August 30th of each year.

On March 23, 2011, TMK Shenzhen entered into a credit agreement from DBS Bank (China) Limited Shenzhen Branch (“DBS”) to obtain a line of credit in the amount of RMB 10,000,000 (approximately $1,522,000) in the form of AR factoring. The loan bears interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan. Based on the loan agreement, each borrowing should be repaid within 165 days of invoice date. The agreement has not specified an expiration date. The loan proceeds of RMB 10,000,000 (approximately $1,522,000) were received in April, 2011.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed above, we have no obligations to pay cash or deliver cash to any other party.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those under Item 7. “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Xiangjun Liu, and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Mr. Liu and Mr. Chang, determined that, as of March 31, 2011, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2011, the management concluded that: (1) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (2) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

As of March 31, 2011, our management is still in the process of implementing remediation procedures to improve internal controls over financial reporting. We have already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. We are also in the process of implementing a rigorous process for collecting and reviewing information required for the preparation of the financial statements to meet our public accounting obligations according to U.S. GAAP and the SEC’s rules and regulations with the support from the board and additional personnel experienced in U.S. GAAP and the SEC’s rules to be hired. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed under “Risk Factors” in our Registration Statement on Form 10, filed on February 14, 2011.

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

Date: May 16, 2011	CHINA TMK BATTERY SYSTEMS INC.

	By:	/s/ Xiangjun Liu
Xiangjun Liu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jin Hu
Jin Hu, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)