Form 10-Q
period 2011-06-30
China TMK Battery Systems Inc.
filed 2011-08-15
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

Yes [X]                No [   ]

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

Yes [   ]                No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,888,000

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA TMK BATTERY SYSTEMS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

China TMK Battery System Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$8,900,046	$356,871
Short-term investment	9,043,761	1,512,400
Trade receivables, net	14,955,130	12,351,588
VAT recoverable	380,754	276,768
Inventories, net	13,321,602	4,973,989
Due from related parties	65,139	2,269
Prepaid expenses and other receivables	5,640,983	45,372
Advances to suppliers	1,112,149	528,509
Restricted cash	1,546,500	1,270,416
Deposit for business acquisition	10,491,290	9,397,891
Total Current Assets	65,457,354	30,716,073

Property, equipment and construction in progress, net	18,569,887	17,239,438
Advance for property and equipment purchase	14,912,883	13,849,212
Restricted cash	742,320	-
Other assets	47,434	46,516

TOTAL ASSETS	$99,729,878	$61,851,239
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,198,882	$4,437,186
Accrued liabilities and other payable	2,596,300	576,164
Customer deposits	2,121,052	493,256
Wages payable	253,879	398,699
Corporate tax payable	761,097	210,717
Short-term loan	1,268,130	2,571,080
Current portion of long-term bank loans	6,742,153	5,159,422
Property purchase payable	510,600	499,342
Derivative liability	563,117	1,141,118
Due to related parties	15,606	19,695
Reigstration rights liability	411,450	411,450
Total Current Liabilities	22,442,266	15,918,129

Long-term bank loans	20,733,490	12,710,430
Deferred tax liability	603,997	598,520
Due to related parties	1,498,069	1,465,420
TOTAL LIABILITIES	$45,277,822	$30,692,499

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,000,000 shares and none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	$5,000	$-
Preferred stock subscribed	3,000	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,888,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36,888	36,888
Common stock subscribed	-	253
Additional paid-in capital	26,510,662	11,024,449
Accumulated other comprehensive income	1,954,389	1,207,195
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	24,903,129	17,850,967
TOTAL SHAREHOLDERS’ EQUITY	54,452,056	31,158,740

EQUITY	$99,729,878	$61,851,239

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Income
(Unaudited)
(Stated in US dollars)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010

Sales revenue	$45,364,436	$30,019,190	$25,071,628	$16,754,718
Cost of goods sold	(34,714,962)	(23,481,135)	(19,288,162)	(13,375,438)
Gross profit	10,649,474	6,538,055	5,783,466	3,379,280

Operating costs and expenses
Selling expenses	828,261	732,806	456,273	498,088
Depreciation	122,297	66,579	61,578	49,074
Other general and administrative expenses	933,830	2,634,622	516,116	811,643
Research and development	384,097	493,394	203,411	328,150
Total operating costs and expenses	2,268,485	3,927,401	1,237,378	1,686,955

Income from operations	8,380,989	2,610,654	4,546,088	1,692,325

Interest expense, net	(679,865)	(486,790)	(384,944)	(244,883)
Change in fair value of derivative liability	578,001	(664,373)	154,758	1,060,860
Other income (expense), net	(6,472)	(60,355)	(1,783)	26
Total other income (expenses)	(108,336)	(1,211,518)	(231,969)	816,003

Income before income tax	8,272,653	1,399,136	4,314,119	2,508,328

Income Tax Expense	(1,220,491)	(596,558)	(647,929)	(238,383)

Net Income	$7,052,162	$802,578	$3,666,190	$2,269,945

Earnings per share - basic	0.19	0.02	0.10	0.06

Weighted-average shares outstanding, basic	36,888,000.00	33,175,227	36,888,000.00	36,111,714

Earnings per share - diluted	0.19	0.02	0.10	0.06

Weighted-average shares outstanding, diluted	36,888,000.00	33,833,547	36,888,000.00	36,551,841

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Stated in US dollars)

	For the Six Months Ended June 30,
	2011	2010

Net Income	$7,052,162	$802,578

Other comprehensive income
Unrealized gain on foreign currency translation	747,194	72,430
Total Comprehensive Income	$7,799,356	$875,008

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2011
(Unaudited)
(Stated in US dollars)

	Preferred Stock		Preferred Stock Subscribed		Common Stock		Common Stock Subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Statutory Reserve Fund	Retained Earning (Unrestricted)	Total Shareholders’ Equity

Balance as of December 31, 2010	-	$-	-	$-	36,888,000	$36,888	$253,020	253	11,024,449	$1,207,195	$1,038,988	$17,850,967	$31,158,740
Issuance of 5,000,000 shares of preferred stock	5,000,000	5,000			-	-			9,995,000				10,000,000
Preferred stock subscribed			3,000,000	3,000					5,997,000				6,000,000
Cancellation of the common stock subscription agreements							(253,020)	(253)	(505,787)				(506,040)
Foreign currency translation adjustment										747,194			747,194
Net income for the period												7,052,162	7,052,162
Balance as of June 30, 2011	5,000,000	5,000	3,000,000	3,000	36,888,000	36,888	-	-	26,510,662	1,954,389	1,038,988	24,903,129	54,452,056

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US dollars)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,052,162	$802,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	522,979	405,482
Deferred tax benefit	(7,917)	-
Change in fair value of derivative liability	(578,001)	664,373
Common stocks for service provided	-	856,250
Deferred income	-	(18,350)
Changes in operating assets and liabilities:
Trade receivable-trade	(2,295,735)	(4,119,385)
Advance to suppliers	(564,515)	(33,242)
Inventories, net	(8,131,623)	(1,690,159)
Accounts payable - trade	2,614,869	2,129,399
Accrued liabilities and other payable	1,966,567	(195,174)
Customer deposit	1,596,290	87,575
Prepaid expenses and other receivable	(5,534,003)	(99,137)
Wage payable	(151,870)	(74,667)
Various taxes payable	442,236	(658,849)
Other assets	129	(47,895)
Due from/to Related Parties	(68,835)	-
CASH USED IN OPERATING ACTIVITIES	(3,137,267)	(1,991,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(977,280)	349,560
Purchase and advances for of property, plant, and equipment	(2,171,616)	(2,626,277)
Deposit for Hualian acquisition	(870,390)	(3,185,452)
Collection of advance/loans - related parties	2,291	15,204
Proceeds from maturity of certificate of deposit	1,512,832	-
Short-term investments	(9,070,507)	-
CASH USED IN INVESTING ACTIVITIES	(11,574,670)	(5,446,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from bank loans	14,964,600	3,157,422
Repayment of bank loans	(7,221,520)	(4,624,782)
Net proceeds from issuance of common stock	-	9,699,203
Net proceeds from issuance of preferred stock	10,000,000	-
Net proceeds from subscription of preferred stock	6,000,000	-
Distribution to owners	-	(1,504,180)
Proceeds from related parties	-	1,421,235
Repayment to related parties	-	(17,691)
Refund related to cancellation of subscription agreement	(506,040)	-
CASH PROVIDED BY FINANCING ACTIVITIES	23,237,040	8,131,207

Effect of exchange rate changes on cash and cash equivalents	18,072	48,155

NET INCREASE IN CASH	8,543,175	741,196
CASH AND CASH EQUIVALENTS AT BEGINNING OF	$356,871	$185,590
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,900,046	$926,786

Supplementary Disclosures for Cash Flow Information
Interest expense paid	$668,751	$486,920
Income taxes paid	$680,022	$784,297

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date RatesAverage Rates

Year ended December 31, 2010	6.61201	6.75950
Six months ended June 30, 2010	6.80874	6.81710
Six months ended June 30, 2011	6.46621	6.54879

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date RatesAverage Rates

Year ended December 31, 2010	7.80000	7.80000
Six months ended June 30, 2010	7.80000	7.80000
Six months ended June 30, 2011	7.80000	7.80000

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

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At June 30, 2011
Assets - Short Term Investment	$-	$9,043,761	$-	$9,043,761
Liabilities - Derivative liability	$-	$-	$563,117	$563,117

At December 31, 2010
Assets - Short Term Investment	-	$1,512,400	$-	$1,512,400
Liabilities - Derivative liability	$-	$-	$1,141,118	$1,141,118

The fair value of derivative classified as Level 3 in the fair value hierarchy changed as follows during this quarter:

	Six Months Ended June 30,
	2011	2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(1,141,118)	$(1,218,744)
Total gain (loss) included in earnings	578,001	(664,373)
Included in other comprehensive income	-	-
Ending balance	$(563,117)	$(1,883,117)

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

e. Short-term investment

The short-term investments include time deposit of $9,043,761 with various financial institutions for a term of 120 days with 6.8% -7.8% fixed annual interest rate.

NOTE 3: ADVANCE FOR BUSINESS ACQUISITION

On January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. (“Hualian”). The Company paid $9,397,891 as acquisition deposit during 2010 and $870,390 during the six months ended June 30, 2011. The Company completed the due diligence efforts in March 2011 and are currently negotiating with Hualian’s management on the acquisition price/structure. The Company expected to finalize the acquisition by the end of September 2011.

NOTE 4: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:

	June 30, 2011	December 31, 2010
Bank Loans borrowed by TMK Shenzhen
Shenzhen Development Bank	$-	$1,209,920
DBS Bank	1,268,130
Bank Loans borrowed by Borou
Industrial Bank Co. Ltd.	-	1,361,160

Short-term loans	$1,268,130	$2,571,080

On October 20, 2010, TMK Shenzhen obtained a three-month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19, 2011. The loan was fully repaid in January 2011.

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011, which had been fully paid off by the Company prior to June 30, 2011. This loan is borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011. The unused line of credit amounted to $1,546,500 and $151,240 at June 30, 2011 and December 31, 2010, respectively.

On March 23, 2011, TMK Shenzhen entered into a credit agreement from DBS Bank (China) Limited Shenzhen Branch (“DBS”) to obtain a line of credit in the amount of RMB 10,000,000 (approximately $1,522,000) in the form of AR factoring. The loan bears interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan. Based on the loan agreement, each borrowing should be repaid within 165 days of invoice date. The agreement has not specified an expiration date. The loan proceeds of RMB 10,000,000 (approximately $1,522,000) were received in April, 2011, of which RMB 1,800,000 (or approximately $278,370) principle payment was made by the Company prior to June 30, 2011.

NOTE 5: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	June 30, 2011	December 31, 2010
DBS Bank	$1,185,143	$1,535,932
China Construction Bank Shenzhen Branch	12,372,000	2,722,320
Bank of Shanghai Shenzhen Branch	7,732,500	7,562,000
Bank of China Shenzhen Branch	6,186,000	6,049,600

Less current portion	(6,742,153)	(5,159,422)
Long-term portion	$20,733,490	$12,710,430

On November 16, 2009, TMK Shenzhen obtained a three-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the six months ended June 30, 2011.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full (see Note 6). During 2010, the Company made additional deposit of RMB 600,000 to SGCC as requested by CCB. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by the Company’s property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). The loan was paid in full by the Company at June 30, 2011 and the deposit was refunded.

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. The Company did not violate any of the above covenants as of and for the six months ended June 30, 2011.

On August 05, 2009, Borou obtained a three-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the six months ended June 30, 2011. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 of bank charge in three years with annual bank charge of RMB 400,000 made prior to August 30 each year.

On May 16, 2011, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 80,000,000 (approximately $12,372,000) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan. Pursuant to the loan agreement, the principal needs to be made as installment starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 14.08% of violated amount. Pursuant to the loan agreement, TMK Shenzhen is required to maintain its debt ratio to be less than 70%. The terms of the loan also called for a deposit of RMB 2,400,000 (approximately $371,160) to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full (see Note 6). The loan with CCB is personally guaranteed by Mr. Wang, Zongfu, Mr. Huang, Junbiao, Mr. Wu, Zongfu and secured by the Company’s equipment with cost of RMB 45,035,320 (approximately $6,964,700) and the Company’s property with fair value of RMB 10,380,000 (approximately $1,605,300). The loan is also co-guaranteed by Shenzhen DongFang Hualian Technology Ltd. (“Hualian”) and Shenzhen Junyuda Investment Ltd. (“Junyuda”) and secured by Junyuda’s property with fair value of RMB 44,170,000 (approximately $6,830,900). The Company did not violate any of the above covenants as of and for the six months ended June 30, 2011.

NOTE 6: RESTRICTED CASH

	June 30, 2011	December 31, 2010
Deposit of TMK Hubei Invested Capital	$1,546,500	$-
China Construction Bank	742,320	362,976
Jiangsu Bank	-	907,440
Restricted Cash	$2,288,820	$1,270,416

In July 2011, TMK Shenzhen set up a wholly owned subsidiary in Hubei province, PRC (TMK Hubei). At June 30, 2011, a deposit of RMB 10,000,000 (approximately $1,546,500) was made as the invested capital for TMK Hubei in order to satisfy local government’s requirements for setting up the subsidiary. The fund was recorded as restricted cash at June 30, 2011 and was later transferred to invested capital account of TMK Hubei when the registration of the subsidiary was approved by the local government in July 2011.

The terms of the long-term loan with China Construction Bank Shenzhen Branch entered in December 2008 and May 16, 2011 require the Company to make a deposit of $742,320 and $362,976 at June 30, 2011 and December 31, 2010, respectively, to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is fully repaid (see Note 5).

The Company was in the process of negotiating a new loan with Jiangsu Bank and agreed to make a deposit of RMB 6,000,000 (approximately $907,440) with Jiangsu Bank Shenzhen Branch at December 31, 2010. The Company did not reach to an agreement with Jiangsu Bank and the deposit was refunded to the Company in March 2011.

NOTE 7: RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Wu, Henian	CEO, Chairman & Shareholder
Wang, Zongfu	Director (since inception of the Company) & Shareholder
Yu, Zhengfei	Wang, Zongfu’s wife
Liu, Xiangjun	General Manager
Huang, Junbiao	Director (since inception of the Company) & Shareholder
Q-Lite Industrial Co., Ltd.	Yu, Zhengfei holds 25% of ownership
Liu, Jun	Sales Manager

Due from related parties

Due from related parties consists of the following:

	June 30, 2011	December 31, 2010
Q-Lite Industrial Co., Ltd	$65,139	$-
Liu, Xiangjun	-	2,269
Total	$65,139	$2,269

The receivable from Q-Lite industrial Co., Ltd. represents a trade receivable of products sold to Q-Lite industrial Co., Ltd. during the quarter ended June 30, 2011.

The receivable from Mr. Liu, Xiangjun represents advance to her for regular business expense paid by her on behalf of the Company. The amount is non-secured, non-interest bearing, and is considered to be short-term. The due from balance was repaid during the first quarter of 2011 and no loans to Liu, Xiangjun are outstanding at June 30, 2011.

Due to related parties

Due to related party consists of the following:

	June 30, 2011	December 31, 2010
Q-Lite Industrial Co., Ltd	$-	$4,474
Wu, Henian	922,680	902,335
Wang, Zongfu	384,486	376,008
Huang, Junbiao	190,903	186,692
Liu, Jun	15,606	15,606

Total	$1,513,675	1,485,115

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

A reconciliation between the income tax computed at the PRC statutory rate and the Company's provision for income tax is as follows:

	For Three Months Ended June		For Six Months Ended June
	30,		30,
	2011	2010	2011	2010

U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-10.0%	-10.0%	-10.0%	-10.0%
Other	0.0%	-5.5%	- 0.2%	27.6%
Provision for income tax	15.0%	9.5%	14.8%	42.6%

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

NOTE 9: EQUITY

Common Stock Subscription

In December, 2010, the Company entered into common share subscription agreements with seven employees to raise $506,040 capital in exchange for 253,020 shares of common stock (at par value $0.001) . The Company received full payments by December 31, 2010. In January 2011, the Company and those employees entered into an agreement to cancel the subscription agreements entered in December 2010. The Company refunded subscription payment in full in January 2011.

Preferred Stock

On May 28, 2011, the Company entered into a Share Purchase Agreement with China Development Industrial bank (CDIB) to issue 5,000,000 shares of its preferred stock at $2.00 per share for a total cash consideration of $10,000,000.

On June 20, 2011, the Company entered into a Share Purchase Agreement with ZTE Energy (Cayman) Co. Limited (ZTE) to issue 3,000,000 shares of its preferred stock at $2.00 per share for a total cash consideration of $6,000,000.

As of June 30, 2011, total proceeds of $16,000,000 had been collected; the Company issued 5,000,000 shares of preferred stock to CDIB and is in the process of issuing preferred shares to ZTE as of the filing date.

NOTE 10: COMMON STOCK WARRANTS

As of June 30, 2011 and December 31, 2010, there were 2,743,000 warrants with an exercise price of $1.60 per share outstanding and 658,320 warrants with an exercise price of $1.25 per share outstanding. No warrants were issued or cancelled during the six months ended June 30, 2011.

NOTE 11: DERIVATIVE LIABILITIES

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

At June 30, 2011 and December 31, 2010, the derivative liability was valued at $563,117 and $1,141,118, respectively using the Multinomial Lattice models. The $578,001 change in fair value is reported in the Company’s consolidated statement of operations as a gain on derivatives. The warrants were valued with the following assumptions: at February 10, 2010 - annual volatility of 73%, term of 5 years, risk free rate of 2.39%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at December 31, 2010 - annual volatility of 50%, term of 4.11 years, risk free rate of 2.01%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants; at June 30, 2011- annual volatility of 50%, term of 3.62 years, risk free rate of 1.76%, target exercise price of $2.50 for the $1.25 warrants and $3.00 for the $1.60 warrants. The projected volatility is based on average volatility of 15 comparable companies over the previous years as the Company does not have sufficient trading history. The attributes of the comparable companies used in volatility analysis included 1) SIC 3600 (Electrical Equipment) and 3670 (Electronics), 2) Battery and power related products and services, 3) Market cap $38 million to $3.9 billion, 4) Global sales and operations, and 5) Annual revenues $73 million to 1.8 billion.

NOTE 12: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

	For Six Months Ended June 30,
	2011	2010
United States	$382,424	$84,535
Germany	80,763	114,483
Ukraine	37,422	81,726
Sweden	-	261,810
North Korea	159,050	22,184
Japan	-	21,087
Australia	15,159	7,491
Taiwan	25,833	72,932
Hong Kong	505,666	687,045
Malaysia	9,873	-
Romania	7,286	-
South Korea	3,502	-
China	44,137,458	28,665,897

Total	$45,364,436	$30,019,190

NOTE 13: RECONCILIATION OF EARNINGS PER SHARE

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income available to common stockholders	$7,052,162	$802,578	$3,666,190	$2,269,945
Denominator:
Weighted-average shares outstanding for earnings per share, basic	36,888,000	33,175,227	36,888,000	36,111,714
Effect of dilutive securities:
Common stock warrants	-	658,320	-	400,127
Weighted-average shares outstanding for earnings per share, diluted	36,888,000	33,833,547	36,888,000	36,511,841
Net income per share:
Basic	$0.19	$0.02	$0.10	$0.06
Diluted	$0.19	$0.02	$0.10	$0.06

NOTE 14: SUBSEQUENT EVENT

On July 14, 2011, TMK Shenzhen set up its wholly owned subsidiary, Hubei TMK Battery Co., Ltd., in Hubei province, PRC. The subsidiary is expected to become a manufacturing center for the Company. At June 30, 2011, a deposit of RMB 10,000,000 (approximately $1,546,500) was made as the invested capital for TMK Hubei. The fund was recorded as restricted cash at June 30, 2011 and was later transferred to invested capital account of TMK Hubei when the registration of the subsidiary was approved by the local government in July 2011.

The Company also made a payment of RMB 10,996,000 (approximately $1,700,531) to a contractor for the construction of the manufacturing site of TMK Hubei) in July 2011.

On August 13, 2011, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), dated August 13, 2011, among the Company, its wholly-owned subsidiary, Leading Asia, and the shareholders of Loyal Top Capital Investment Limited (“Loyal Top”), for the purchase of Loyal Top and its wholly-owned Chinese subsidiary, Shenzhen Dongfang Hualian Technology Co., Ltd (“Hualian”), for an aggregate purchase price of RMB 72 million (approximately $11 million) in cash and 8,108,000 shares of the Company’s common stock at $2 per share to be issued within 90 days of the closing of the Purchase Agreement. The closing of the transaction is expected to occur on or before September 15, 2011 following the registration of Loyal Top’s ownership of Hualian with the Shenzhen Administration for Industry and Commerce. As of June 30, 2011, the Company had made an advance payment of RMB 67,838,925 (approximately $10.5 million) towards the purchase price on behalf of Leading Asia. The Purchase Agreement also contains a make good provision, pursuant to which, the Company is obligated to issue and deliver shares of the Company’s common stock to the Seller if Hualian achieves a net profit of RMB 60 million (approximately $ 9.3 million) for the fiscal year ended December 31, 2011.

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

More recently, we have developed a working prototype of a hybrid electric vehicle battery pack and are producing sample cells for testing for an electric vehicle battery pack. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development center, set up a battery-production base for small scale testing and production and establish a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. We are also actively seeking opportunities to expand into the Lithium-Ion battery space. We have a lithium battery patent and some customers who are the purchasers of both nickel-metal hydride battery and Lithium-Ion battery. Therefore, we are searching for the potential acquiree to develop our production capacity to meet the demand of our customers and to grow our business, and have signed the purchase agreement with Dongfang HuaLian, a lithium ion battery manufacturer, discussed under Item 5 “Other Information” In addition, we have been actively seeking opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed working prototypes of both nickel-metal hydride battery and Lithium-Ion battery and sent to our customers for testing .

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter:

  Revenue: Revenue increased $8.3 million, or 49.4%, to $25.1 million for the three months ended June 30, 2011, from $16.8 million for the same period in 2010.

  Gross Profit: Gross profit increased $2.4 million, or 70.6%, to $5.8 million for the three months ended June 30, 2011, from $3.4 million for the same period in 2010.

  Income from operations: Income from operations increased $2.9 million, or 170.6%, to $4.5 million for the three months ended June 30, 2011, from $1.7 million for the same period last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.10 for the three months ended June 30, 2011, as compared to fully diluted net income per share of $0.06 for the same period last year.

Recent Development

On July 14, 2011, TMK Shenzhen set up its wholly owned subsidiary, Hubei TMK Battery Co., Ltd., in Hubei province, PRC. The subsidiary is expected to become a manufacturing center for the Company.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

	Three Months Ended
	June 30,
	2011	2010
		As a		As a
		percentage of		percentage
	In Dollars	net revenues	In Dollars	of net revenues
Revenues	$25,071,628		$16,754,718
Cost of Goods Sold	(19,288,162)	(77)%	(13,375,438)	(80)%
Gross Profit	5,783,466	23%	3,379,280	20%
Operating Expenses	(1,237,378)	(5)%	(1,686,955)	(10)%
Operating Income	4,546,088	18%	1,692,325	10%
Other Income (Expense)	(231,969)	(1)%	816,003	5%
Income Taxes	(647,929)	(2)%	(238,383)	(1)%
Net Income	$3,666,190	15%	$2,269,945	14%

Revenues. We derive revenues from the sale of environmentally-friendly Ni-MH rechargeable batteries. We had revenues of $25.1 million for the three months ended June 30, 2011, an increase of $8.3 million, or 49.4%, compared to $16.8 million for the three months ended June 30, 2010. The increase was due to an increase of new customers, increased demand from existing customers, and increased production.

Cost of Goods Sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. In the three months ended June 30, 2011, our cost of goods sold increased by 44.0%, from $13.4 million to $19.3 million, compared to the 2010 period. The increase of cost of sales in the 2011 period is attributable to the increase of product sales.

Gross Profit and Gross Margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. During the three months ended June 30, 2011, the gross margin increased 3% to 23%, compared to 20% for the same period of 2010.

Selling Expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling expenses decreased $41,815, or 8.4%, to $456,273 in the three months ended June 30, 2011, from $498,088 in the same period in 2010. The decrease was primarily due to sales and marketing department reorganization.

General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. General and administrative expenses decreased $283,023, or 33%, to $577,694 in the three months ended June 30, 2011, from $860,717 in the same period of 2010. The decrease was primarily due to $0.5 million one-time welfare paid to employees (excluding management level) as a consideration of their efforts to the Company’s going public activity in second quarter of 2010.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses decreased $124,739, or 38%, to $203,411 in the three months ended June 30, 2011, from $328,150 in the 2010 period, due to one-time welfare paid to employees (excluding management level) as a consideration of their efforts to the Company’s going public activity in second quarter of 2010.

Interest Expense. Interest expense increased $140,061, or 57.2%, to $384,944 in the three months ended June 30, 2011, from $244,883 in the 2010 period. The increase in interest expense is due to the fact we borrowed more bank loans in the three months ended June 30, 2011, compared to the same period in 2010. This is consistent with the increase in the balance of our bank loans outstanding at June 30, 2011, compared to June 30, 2010.

Change in Fair Value of Derivative Liability. We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The gain from change in fair value of derivative liability for the three months ended June 30, 2011 represents the difference of fair value between March 31, 2011 and June 30, 2011. The gain from change in fair value of derivative liability for the three months ended June 30, 2010 represents the difference of fair value between March 31, 2010 and June 30, 2010.

Income Before Income Taxes. Our income before income taxes increased $1.8 million or 72%, to $4.3 million in the three months ended June 30, 2011, from $2.5 million for the 2010 period. The increase is primarily due to the increased gross margin, decreased operating expenses and offset by decreased gain from change in fair value of derivative liability.

Net Income. As a result of the foregoing factors, our net income was $3.7 million for the three months ended June 30, 2011, as compared to $2.3 million for the three months ended June 30, 2010.

For the Six-Month Periods Ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
		As a		As a
		percentage of		percentage
	In Dollars	net revenues	In Dollars	of net revenues
Revenues	$45,364,436		$30,019,190
Cost of Goods Sold	(34,714,962)	(77)%	(23,481,135)	(78)%
Gross Profit	10,649,474	23%	6,538,055	22%
Operating Expenses	(2,268,485)	(5)%	(3,927,401)	(13)%
Operating Income	8,380,989	18%	2,610,654	9%
Other Income (Expense)	(108,336)	0%	(1,211,518)	(4)%
Income Taxes	(1,220,491)	(3)%	(596,558)	(2)%
Net Income	$7,052,162	15%	$802,578	3%

Revenue. Our sales revenue increased to $45.4 million in the six months ended June 30, 2011 from $30 million in the same period in 2010, representing a 51.3% increase period-over-period. The increase in revenue is due to the increase in customer demand.

Cost of Goods Sold. Our cost of sales increased $11.2 million, or 47.7%, to $34.7 million in the six months ended June 30, 2011 from $23.5 million in the same period in 2010. The increase of cost of sales is consistent with growth rate of sales revenue.

Gross Profit. Our gross profit increased $4.1 million, or 63.1%, to $10.6 million in the six months ended June 30, 2011 from $6.5 million in the same period in 2010. The increase of gross profit is primarily due to growth of our sales revenue. Our gross margin is 23.5% in second quarter of 2011 compared to 21.8% in the same period last year.

Operating Expense. Operating expense was $2.3 million in the six months ended June 30, 2011 compare to $3.9 million in the same period last year. The decrease is primarily due to $1.77 million of merger cost incurred in second quarter in 2010 in connection with TMK's reverse acquisition. Excluding this factor, the operation expense remains consistent period over period.

Income Before Income Taxes. Our income before income taxes increased by 492.9%, to $8.3 million in the six months ended June 30, 2011 from $1.4 million in the same period in 2010. The increase is primarily due to the increased gross margin, decreased operating expenses and increased gain from change in fair value of derivative liability. Revenue for the first six months ended in 2010 was mainly offset by one- time $1.77 million merger cost and loss of $0.7 million from change in fair value of derivative liability as well as additional welfare and bonus payments made in second quarter.

Income Taxes. We incurred $1.2 million income tax expenses in the six months ended June 30, 2011, as compared to $0.6 million in the same period in 2010. The increase in income taxes is primarily due to increased income before income tax.

Net Income. Net income was $7.1 million for the six months ended June 30, 2011, an increase of $6.3 million, or 787.5%, compared to $0.8 million for the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $8.9 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	For the Six Months Ended
	June 30,
	2011	2010

Net cash used in operating activities	(3,137,267)	(1,991,201)
Net cash used in investing activities	(11,574,670)	(5,446,965)
Net cash provided by financing activities	23,237,040	8,131,207
Effect of exchange rate changes on cash	18,072	48,155
Net increase in cash and cash equivalents	8,543,175	741,196

Cash and cash equivalents, beginning of period	356,871	185,590
Cash and cash equivalents, end of period	$8,900,046	$926,786

Operating activities

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2011, as compared to $2.0 million net cash used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to increase in prepaid expenses and inventory, partially offset by the increase in net income.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2011 was $11.6 million, as compared to $5.4 million net cash used in investing activities for the same period of 2010. The increase of net cash used in investing activities was mainly attributable to $9.1 million short term investment in time deposit with various financial institutions, partially offset by the decrease in the deposit for Hualian acquisition.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $23.2 million, as compared to $8.1 million net cash provided by financing activities for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to $16 million cash received in connection with the subscription and issuance of 8,000,000 shares of preferred stock to certain accredited investors during the second quarter of 2011 and an increase in bank loans.

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

Loan Commitments

As of June 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

		Interest
Bank	Amount*	Rate	Maturity Date	Duration
China Construction Bank Shenzhen Branch	$12,372,000	7.04%	May 15, 2014	3 Years
Bank of China Shenzhen Branch	6,186,000	5.95%	August 13, 2012	3 Years
DBS Bank	1,268,130	7.6%	Various	165 Days
DBS Bank	1,185,143	7.02%	November 15, 2012	3 Years
Bank of Shanghai Shenzhen Branch	7,732,500	5.508%	June 28, 2013	3 Years
Total	$28,743,773

_____________
* Calculated based on the exchange rate of $1 = RMB 6.4662

On October 20, 2010, TMK Shenzhen obtained a three-month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19, 2011. The loan was fully repaid in January 2011.

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011, which had been fully paid off by the Company prior to June 30, 2011. This loan is borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011. The unused line of credit amounted to $1,546,500 and $151,240 at June 30, 2011 and December 31, 2010, respectively.

On March 23, 2011, TMK Shenzhen entered into a credit agreement from DBS Bank (China) Limited Shenzhen Branch (“DBS”) to obtain a line of credit in the amount of RMB 10,000,000 (approximately $1,522,000) in the form of AR factoring. The loan bears interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan. Based on the loan agreement, each borrowing should be repaid within 165 days of invoice date. The agreement has not specified an expiration date. The loan proceeds of RMB 10,000,000 (approximately $1,522,000) were received in April, 2011, of which RMB 1,800,000 (or approximately $278,370) principal payment was made by the Company prior to June 30, 2011.

On November 16, 2009, TMK Shenzhen obtained a three-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the six months ended June 30, 2011.

On December 30, 2008, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 30,000,000 (approximately $4,400,698) bearing interest at approximately 105% of the prevailing prime rate at the time of the loan (approximately 5.67% per annum and subject to adjustment every 12 months) paid monthly. Pursuant to the loan agreement, the principal needs to be made at a fixed amount of RMB 1,000,000 (approximately $146,260) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 11.34% of violated amount. The terms of the loan also called for a deposit of RMB 1,800,000 to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full (see Note 6). During 2010, the Company made additional deposit of RMB 600,000 to SGCC as requested by CCB. The loan with CCB is personally guaranteed by Mr. Wang, Zongfu and Mr. Huang, Junbiao and secured by the Company’s property with fair value of RMB 3,000,000 (approximately $440,070) and the Company's equipment with fair value of RMB 20,030,700 (approximately $2,938,302). The loan was paid in full by the Company at June 30, 2011 and the deposit was refunded.

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company's properties and Mr. Wu, Henian's personal property. The Company did not violate any of the above covenants as of and for the six months ended June 30, 2011.

On August 5, 2009, Borou obtained a three-year term loan from Bank of China Shenzhen Branch ("BOC") in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the six months ended June 30, 2011. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 of bank charge in three years with annual bank charge of RMB 400,000 made prior to August 30 each year.

On May 16, 2011, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch ("CCB") in the amount of RMB 80,000,000 (approximately $12,372,000) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan. Pursuant to the loan agreement, the principal needs to be made as installment starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 14.08% of violated amount. Pursuant to the loan agreement, TMK Shenzhen is required to maintain its debt ratio to be less than 70%. The terms of the loan also called for a deposit of RMB 2,400,000 (approximately $371,160) to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full (see Note 6). The loan with CCB is personally guaranteed by Mr. Wang, Zongfu, Mr. Huang, Junbiao, Mr. Wu, Zongfu and secured by the Company's equipment with cost of RMB 45,035,320 (approximately $6,964,700) and the Company's property with fair value of RMB 10,380,000 (approximately $1,605,300). The loan is also co-guaranteed by Shenzhen DongFang Hualian Technology Ltd. ("Hualian") and Shenzhen Junyuda Investment Ltd. ("Junyuda") and secured by Junyuda's property with fair value of RMB 44,170,000 (approximately $6,830,900). The Company did not violate any of the above covenants as of and for the six months ended June 30, 2011.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed above, we have no obligations to pay cash or deliver cash to any other party.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those under Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Xiangjun Liu, and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Mr. Liu and Mr. Chang, determined that, as of June 30, 2011, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2011, the management concluded that: (1) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (2) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

As of June 30, 2011, our management is still in the process of implementing remediation procedures to improve internal controls over financial reporting. We have already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. We are also in the process of implementing a rigorous process for collecting and reviewing information required for the preparation of the financial statements to meet our public accounting obligations according to U.S. GAAP and the SEC’s rules and regulations with the support from the board and additional personnel experienced in U.S. GAAP and the SEC’s rules to be hired. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 28, 2011 and on June 20, 2011, the Company entered into a securities purchase agreement with each of China Development Industrial Bank and ZTE Energy (Cayman) Co. Limited (together the Investors), pursuant to which the Investors purchased an aggregate of 8,000,000 shares of the Company’s preferred stock, par value, $2 per share, for an aggregate purchase price of $16 million. 5,000,000 shares were issued and sold to China Development Industrial Bank and 3,000,000 shares were authorized and under the process of issuance to ZTE Energy (Cayman) Co. Limited in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Other than as set forth above, we have not sold any equity securities during the quarter ended June 30, 2011 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On August 13, 2011, we entered into a Share Purchase Agreement (the "Purchase Agreement"), dated August 13, 2011, among the Company, its wholly-owned subsidiary, Leading Asia, and the shareholders of Loyal Top Capital Investment Limited (“Loyal Top”), for the purchase of Loyal Top and its wholly-owned Chinese subsidiary, Shenzhen Dongfang Hualian Technology Co., Ltd ("Dongfang Hualian"), for an aggregate purchase price of RMB72 million (approximately $11 million) in cash and 8,108,000 shares of the Company’s common stock at $2 per share to be issued within 90 days of the closing of the Purchase Agreement. The closing of the transaction is expected to occur on or before September 15, 2011 following the registration of Loyal Top’s ownership of Dongfang Hualian with the Shenzhen Administration for Industry and Commerce. As of June 30, 2011, the Company had made an advance payment of RMB 67,838,925 (approximately $10.5 million) towards the purchase price on behalf of Leading Asia. The Company is obligated to issue and deliver 5,000,000 shares of the Company’s common stock to the Seller within 90 days of the closing of the Purchase Agreement and deliver the rest 3,108,000 shares of the Company’s common stock to the Seller if Dongfang Hualian achieves a net profit of RMB 60 million (approximately $ 9.3 million) for the fiscal year ended December 31, 2011.

Loyal Top was established in 2011 in Hong Kong with 10,000 HK dollar of registered capital for the purpose of being a holding company for Dongfang Hualian.. Dongfang Hualian was established on September 29, 2005 in Shenzhen with a registered capital of 10 million RMB for the purpose of engaging in the design, manufacture, and marketing of lithium-ion (PLI) batteries. On April 11, 2011, Loyal Top acquired Dongfang Hualian from Shenzhen Guangyixin Dianchi Co., Feng Liang and Jiaxiao Zhang for an aggregate purchase price of 11 million RMB. In May, 2011 Loyal Top received MOFCOM approval for its acquisition of Dongfang Hualian, but it is still awaiting registration of Loyal Top’s ownership of Dongfang Hualian with the Shenzhen Administration for Industry and Commerce.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
Number	Description
10.1	Share Purchase Agreement, dated May 28, 2011, between the Company and China Development Industrial Bank
10.2	Share Purchase Agreement, dated June 20, 2011, between the Company and ZTE Energy (Cayman) Co. Limited
10.3	Share Purchase Agreementn dated August 13, 2011, among the Company, Leading Asia, and the shareholders of Loyal Top Capital Investment Limited
10.4	Equity Transfer Agreement, dated April 11, 2011, among Loyal Top Capital Investment Limited, Shenzhen Guangyixin Dianchi Co., Feng Liang and Jiaxiao Zhang
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TMK BATTERY SYSTEMS INC.

Dated: August 15, 2011	/s/ Xiangjun Liu
Xiangjun Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Jin Hu
Jin Hu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Share Purchase Agreement, dated May 28, 2011, between the Company and China Development Industrial Bank
10.2	Share Purchase Agreement, dated June 20, 2011, between the Company and ZTE Energy (Cayman) Co. Limited
10.3	Share Purchase Agreementn dated August 13, 2011, among the Company, Leading Asia, and the shareholders of Loyal Top Capital Investment Limited
10.4	Equity Transfer Agreement, dated April 11, 2011, among Loyal Top Capital Investment Limited, Shenzhen Guangyixin Dianchi Co., Feng Liang and Jiaxiao Zhang
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002