Form 10-Q/A
period 2011-06-30
China TMK Battery Systems Inc.
filed 2011-08-30
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A

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

Yes [X]                No [   ]

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit
Number	Description
10.1*	Share Purchase Agreement, dated May 28, 2011, between the Company and China Development Industrial Bank
10.2*	Share Purchase Agreement, dated June 20, 2011, between the Company and ZTE Energy (Cayman) Co. Limited
10.3*	Share Purchase Agreementn dated August 13, 2011, among the Company, Leading Asia, and the shareholders of Loyal Top Capital Investment Limited
10.4*	Equity Transfer Agreement, dated April 11, 2011, among Loyal Top Capital Investment Limited, Shenzhen Guangyixin Dianchi Co., Feng Liang and Jiaxiao Zhang
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

* These exhibits were previously included in China TMK Battery Systems Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
** Filed with this Form 10-Q/A for China TMK Battery Systems Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TMK BATTERY SYSTEMS INC.

Dated: August 30, 2011	/s/ Xiangjun Liu
Xiangjun Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: August 30, 2011	/s/ Jin Hu
Jin Hu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)