Form 10-Q
period 2011-09-30
China TMK Battery Systems Inc.
filed 2011-11-21
CIK 1382702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [X]            No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]         No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,888,000

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS.	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
ITEM 1A.	RISK FACTORS.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
ITEM 4.	(REMOVED AND RESERVED).	25
ITEM 5.	OTHER INFORMATION.	25
ITEM 6.	EXHIBITS.	25

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA TMK BATTERY SYSTEM, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

INDEX TO FINANCIAL STATEMENTS

Page(s)
Consolidated Balance Sheets (unaudited)	2
Consolidated Statements of Operations and Comprehensive Income (unaudited)	3 - 4
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)	5
Consolidated Statements of Cash Flows (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

China TMK Battery System Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,647,923	$356,871
Short-term investment	9,143,712	1,512,400
Trade receivables, net	16,578,868	12,351,588
VAT recoverable	-	276,768
Inventories, net	11,745,964	4,973,989
Due from related parties	40,679	2,269
Prepaid expenses and other receivables	7,361,711	45,372
Advances to suppliers	2,931,770	528,509
Restricted cash	-	1,270,416
Deposit for business acquisition	10,578,802	9,397,891
Deposit for land-use right	3,103,206	-
Total Current Assets	63,132,635	30,716,073

Property, equipment and construction in progress, net	20,486,653	17,239,438
Advance for property and equipment purchase	15,138,162	13,849,212
Restricted cash	748,512	-
Other assets	47,829	46,516
Notes receivable	5,469,188	-

TOTAL ASSETS	$105,022,979	$61,851,239
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,670,308	$4,437,186
Accrued liabilities and other payable	5,752,379	576,164
Customer deposits	827,061	493,256
Wages payable	302,135	398,699
Corporate tax payable	626,074	210,717
Short-term loan	3,002,531	2,571,080
Current portion of long-term bank loans	12,317,980	5,159,422
Property purchase payable	827,279	499,342
Derivative liability	-	1,141,118
Due to related parties	15,606	19,695
Registration rights liability	411,450	411,450
Total Current Liabilities	30,752,803	15,918,129

Long-term bank loans	13,687,998	12,710,430
Deferred tax liability	604,993	598,520
Due to related parties	1,510,563	1,465,420
TOTAL LIABILITIES	$46,556,357	$30,692,499

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 8,000,000 shares and none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$8,000	$-
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,888,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36,888	36,888
Common stock subscribed	-	253
Additional paid-in capital	26,510,662	11,024,449
Accumulated other comprehensive income	2,309,136	1,207,195
Statutory reserves	1,038,988	1,038,988
Retained earnings (unrestricted)	28,562,948	17,850,967
TOTAL SHAREHOLDERS’ EQUITY	58,466,622	31,158,740

EQUITY	$105,022,979	$61,851,239

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Operations
(Unaudited)
(Stated in US dollars)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales revenue	$70,737,306	$46,479,420	$25,372,870	$16,460,230
Cost of goods sold	(54,811,232)	(35,888,821)	(20,096,270)	(12,407,686)
Gross profit	15,926,074	10,590,599	5,276,600	4,052,544

Operating costs and expenses
Selling expenses	1,259,656	1,168,685	431,395	435,879
Depreciation	184,478	131,506	62,181	64,927
Other general and administrative expenses	1,346,217	2,991,466	412,387	356,844
Research and development	647,893	650,123	263,796	156,729
Total operating costs and expenses	3,438,244	4,941,780	1,169,759	1,014,379

Income from operations	12,487,830	5,648,819	4,106,841	3,038,165

Interest expense	(1,204,847)	(805,330)	(524,982)	(318,540)
Change in fair value of derivative liability	1,141,118	(36,570)	563,117	627,803
Other income (expense), net	26,486	(60,523)	32,958	(168)
Total other income (expenses)	(37,243)	(902,423)	71,093	309,095

Income before income tax	12,450,587	4,746,396	4,177,934	3,347,260

Income tax expense	(1,738,606)	(893,003)	(518,115)	(296,445)

Net Income	$10,711,981	$3,853,393	$3,659,819	$3,050,815

Earnings per share - basic	0.29	0.11	0.10	0.08

Weighted-average shares outstanding, basic	36,888,000.00	34,426,418	36,888,000.00	36,888,000

Earnings per share - diluted	0.29	0.11	0.10	0.08

Weighted-average shares outstanding, diluted	36,888,000.00	34,669,132	36,888,000.00	36,913,320

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(Stated in US dollars)

	For The Nine Months Ended September 30,
	2011	2010

Net Income	$10,711,981	$3,853,393

Other comprehensive income (loss)
Foreign currency translation adjustments	1,101,941	72,430
Total Comprehensive Income (Loss)	$11,813,922	$3,925,823

The accompanying notes are an integrated part of these unaudited consolidated financial statements

China TMK Battery System Inc.
Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2011
(Unaudited)
(Stated in US dollars)

	Preferred Stock		Common Stock		Common Stock Subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Statutory Reserve Fund	Retained Earning (Unrestricted)	Total Shareholder's Equity

Balance as of December 31, 2010	-	$-	36,888,000	$36,888	$253,020	253	11,024,449	$1,207,195	$1,038,988	$17,850,967	$31,158,740
Issuance of 5,000,000 shares of preferred stock - CDIB	5,000,000	5,000	-	-			9,995,000				10,000,000
Issuance of 3,000,000 shares of preferred stock - ZTE	3,000,000	3,000					5,997,000				6,000,000
Cancellation of the common stock subscription agreements					(253,020)	(253)	(505,787)				(506,040)
Foreign currency translation adjustment								1,101,941			1,101,941
Net income for the year										10,711,981	10,711,981
Balance as of September 30, 2011	8,000,000	8,000	36,888,000	36,888	-	-	26,510,662	2,309,136	1,038,988	28,562,948	58,466,622

The accompanying notes are an integrated part of these unaudited consolidated financial statements

5

China TMK Battery System Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US dollars)

	For The Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,711,981	$3,853,393
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	812,619	530,056
Deferred tax benefit	(11,953)	-
Change in fair value of derivative liability	(1,141,118)	36,570
Common stocks for service provided	-	856,250
Deferred income	-	(27,799)
Changes in operating assets and liabilities:
Trade receivable, net	(3,788,228)	(4,710,724)
Advance to suppliers	(2,352,551)	(876,802)
Inventories, net	(6,522,346)	(362,038)
Accounts payable	2,051,826	470,819
Accrued liabilities and other payable	5,084,213	(199,029)
Customer deposits	313,902	1,278,824
Prepaid expenses and other receivables	(7,219,751)	(58,904)
Wages payable	(107,389)	(94,999)
Various taxes payable	684,206	(327,291)
Other assets	131	(44,330)
Due from/to related parties	(42,336)	-
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,526,794)	323,996

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	553,320	(529,560)
Purchase and advances for of property, plant, and construction in progress	(4,000,116)	(2,538,393)
Deposit for Hualian acquisition	(870,390)	(3,190,441)
Deposit for land-use right	(3,058,630)	-
Collection of advance/loans - related parties	-	15,204
Proceeds from maturity of certificate of deposit	1,512,832	-
Short-term investments	(9,170,754)	-
Loans made to others	(5,458,351)	-
CASH USED IN INVESTING ACTIVITIES	(20,492,089)	(6,243,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from bank loans	17,796,986	10,786,027
Repayment of bank loans	(9,978,584)	(9,289,887)
Net proceeds from issuance of common stock	-	9,699,203
Net proceeds from issuance of preferred stock	16,000,000	-
Distribution to owners	-	(1,481,557)
Proceeds from related parties	-	1,446,725
Repayment to related parties	-	(17,691)
Refund related to cancellation of subscription agreement	(506,040)	-
CASH PROVIDED BY FINANCING ACTIVITIES	23,312,362	11,142,820

Effect of exchange rate changes on cash and cash equivalents	(2,427)	7,032

NET INCREASE IN CASH	1,291,052	5,230,658
CASH AND CASH EQUIVALENTS AT BEGINNING OF	$356,871	$185,590
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,647,923	$5,416,248

Supplementary Disclosures for Cash Flow Information:
Interest expense paid	$1,227,706	$1,109,446
Income taxes paid	$1,325,871	$805,504

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

For financial reporting purposes, the financial statements of Good Wealth, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of TMK Shenzhen and Borou, which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61201	6.75950
Nine months ended September 30, 2010	6.69792	6.82175
Nine months ended September 30, 2011	6.41272	6.50618

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	7.80000	7.80000
Nine months ended September 30, 2010	7.80000	7.80000
Nine months ended September 30, 2011	7.80000	7.80000

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
  Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At September 30, 2011
Assets - Short Term Investment	$-	$9,143,712	$-	$9,143,712
Liabilities - Derivative liability	$-	$-	$-	$-

At December 31, 2010
Assets - Short Term Investment	-	$1,512,400	$-	$1,512,400
Liabilities - Derivative liability	$-	$-	$1,141,118	$1,141,118

The fair value of derivative classified as Level 3 in the fair value hierarchy changed as follows during this quarter:

	Nine Months Ended September 30,
	2011	2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(1,141,118)	$(1,218,744)
Total gain (loss) included in earnings	1,141,118	(36,570)
Included in other comprehensive income	-	-
Ending balance	$-	$(1,255,314)

d. Derivative liability

The Company granted a total of 3,401,320 warrants in connection with its private placement in February 2010. Because of the reset provision, the warrant agreement is considered not indexed to the Company’s stock and therefore the 3,401,320 warrants were determined to be derivative liability under ASC 815-15 and ASC 815-20. The fair value of these warrants were valued using the Multinomial Lattice models at each reporting periods, gain or loss from change in fair value of derivative liability are recorded in other income (expense).

e. Short-term investment

The short-term investments include time deposit of $9,143,712 with various financial institutions for a term of 120 days with 6.8% -7.8% fixed annual interest rate.

d. Recent Accounting Developments

In May 2011, the FASB issued ASU 2011-04, the amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments represent clarifications of ASC 820, Fair Value Measurement, but also include some changes in particular principles and requirements for measuring fair value or disclosing information about fair value measurements. The amendments specify that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests issued as consideration in a business combination. The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

In June 2011, the FASB issued ASU 2011-05, the amendments to ASC 220, Comprehensive Income. Under the amendments an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

NOTE 3: ADVANCE FOR BUSINESS ACQUISIITON

On January 4, 2010, the Company entered into a Memorandum of Understanding (MOU) with Shenzhen DongFang Hualian Technology Ltd. Dongfang Hualian was established on September 29, 2005 in Shenzhen with a registered capital of RMB 10 million for the purpose of engaging in the design, manufacture, and marketing of lithium-ion (PLI) batteries. The Company paid $9,397,891 as acquisition deposit during 2010.

On August 13, 2011, the Company entered into a Share Purchase Agreement (“Purchase Agreement”), dated August 13, 2011, among the Company, its wholly-owned subsidiary, Leading Asia, and the shareholders of Loyal Top Capital Investment Limited (“Loyal Top”), for the purchase of Loyal Top and its wholly-owned Chinese subsidiary, Shenzhen Dongfang Hualian Technology Co., Ltd ("Dongfang Hualian"), for an aggregate purchase price of RMB72 million (approximately $11 million) in cash and 8,108,000 shares of the Company’s common stock at $2 per share to be issued within 90 days of the closing of the Purchase Agreement. The closing of the transaction will occur following the registration of Loyal Top’s ownership of Dongfang Hualian with the Shenzhen Administration for Industry and Commerce. As of September 30, 2011, the Company had made an advance payment of RMB 67,838,925 (approximately $10.6 million) towards the purchase price on behalf of Leading Asia. The Company is obligated to issue and deliver 5,000,000 shares of the Company’s common stock to the Seller within 90 days of the closing of the Purchase Agreement and deliver the rest 3,108,000 shares of the Company’s common stock to the Seller if Dongfang Hualian achieves a net profit of RMB 60 million (approximately $ 9.3 million) for the fiscal year ended December 31, 2011.

Loyal Top was established in 2011 in Hong Kong with 10,000 HK dollar of registered capital for the purpose of being a holding company for Dongfang Hualian. In May, 2011 Loyal Top received MOFCOM approval for its acquisition of Dongfang Hualian, but it is still awaiting registration of Loyal Top’s ownership of Dongfang Hualian with the Shenzhen Administration for Industry and Commerce.

NOTE 4: SHORT-TERM BANK LOANS

Short term bank loans consist of the following:

	September 30, 2011	December 31, 2010
Bank Loans borrowed by TMK Shenzhen
Shenzhen Development Bank	$-	$1,209,920
DBS Bank	1,443,131
Bank Loans borrowed by Borou
Industrial Bank Co. Ltd.	1,559,400	1,361,160

Short-term loans	$3,002,531	$2,571,080

On October 20, 2010, TMK Shenzhen obtained a three-month loan in the amount of RMB 8,000,000 (or approximately $1,209,920) from Shenzhen Development Bank bearing interest at approximately 4.86% with maturity date on January 19, 2011. The loan was fully repaid in January 2011.

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011, which had been fully paid off by the Company prior to June 30, 2011. This loan was borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011. The unused line of credit amounted to $1,512,400 and $151,240 at September 30, 2011 and December 31, 2010, respectively.

On March 23, 2011, TMK Shenzhen entered into a credit agreement from DBS Bank (China) Limited Shenzhen Branch (“DBS”) to obtain a line of credit in the amount of RMB 10,000,000 (approximately $1,522,000) in the form of AR factoring. The loan bears interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan. Based on the loan agreement, each borrowing should be repaid within 165 days of invoice date. The agreement has not specified an expiration date. The unused line of credit amounted to $116,269 at September 30, 2011.

On July 7, 2011, Borou obtained a four-month term loan in the amount of RMB 10,000,000 (or approximately $1,559,400) from Industrial Bank Co., Ltd. bearing interest at approximately 140% of the prevailing PRC prime rate (“prime rate”) at the time of the loan with maturity date on November 19, 2011. The loan with Industrial Bank Co., Ltd. is secured by Borou’s accounts receivable with fair value of RMB12,633,480 (approximately $1,970,065) and the loan proceeds were fully received in July, 2011.

NOTE 5: LONG-TERM BANK LOANS

Long term bank loans consist of the following:

	September 30, 2011	December 31, 2010
DBS Bank	$993,201	$1,535,932
China Construction Bank Shenzhen Branch	12,475,200	2,722,320
Bank of Shanghai Shenzhen Branch	6,861,360	7,562,000
Bank of China Shenzhen Branch	5,676,216	6,049,600

Less current portion	(12,317,980)	(5,159,422)
Long-term portion	$13,687,997	$12,710,430

On November 16, 2009, TMK Shenzhen obtained a three-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the nine months ended September 30, 2011.

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

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. The Company did not violate any of the above covenants as of and for the nine months ended September 30, 2011.

On August 05, 2009, Borou obtained a three-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the nine months ended September 30, 2011. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 of bank charge in three years with annual bank charge of RMB 400,000 made prior to August 30 each year.

On May 16, 2011, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 80,000,000 (approximately $12,372,000) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan. Pursuant to the loan agreement, the principal needs to be made as installment starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 14.08% of violated amount. Pursuant to the loan agreement, TMK Shenzhen is required to maintain its debt ratio to be less than 70%. The terms of the loan also called for a deposit of RMB 2,400,000 (approximately $371,160) to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full (see Note 6). The loan with CCB is personally guaranteed by Mr. Wang, Zongfu, Mr. Huang, Junbiao, Mr. Wu, Zongfu and secured by the Company’s equipment with cost of RMB 45,035,320 (approximately $6,964,700) and the Company’s property with fair value of RMB 10,380,000 (approximately $1,605,300). The loan is also co-guaranteed by Shenzhen DongFang Hualian Technology Ltd. (“Hualian”) and Shenzhen Junyuda Investment Ltd. (“Junyuda”) and secured by Junyuda’s property with fair value of RMB 44,170,000 (approximately $6,830,900). The Company did not violate any of the above covenants as of and for the nine months ended September 30, 2011.

NOTE 6: RESTRICTED CASH

	September 30, 2011	December 31, 2010
China Construction Bank	748,512	362,976
Jiangsu Bank	-	907,440
Restricted Cash	$748,512	$1,270,416

The terms of the long-term loan with China Construction Bank Shenzhen Branch entered in December 2008 and May 16, 2011 require the Company to make a deposit of $748,512 and $362,976 at September 30, 2011 and December 31, 2010, respectively, to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is fully repaid (see Note 5).

The Company was in the process of negotiating a new loan with Jiangsu Bank and agreed to make a deposit of RMB 6,000,000 (approximately $907,440) with Jiangsu Bank Shenzhen Branch at December 31, 2010. The Company did not reach to an agreement with Jiangsu Bank and the deposit was refunded to the Company in March 2011.

NOTE 7: RELATED PARTY TRANSACTIONS

The related parties consist of the following:

Wu, Henian	CEO, Chairman & Shareholder
Tu, Lanzhen	Wu, Henian's wife
Wang, Zongfu	Director (since inception of the Company) & Shareholder
Yu, Zhengfei	Wang, Zongfu’s wife
Liu, Xiangjun	General Manager
Huang, Junbiao	Director (since inception of the Company) & Shareholder
Q-Lite Industrial Co., Ltd.	Yu, Zhengfei holds 25% of ownership
Liu, Jun	Sales Manager

Due from related parties

Due from related parties consists of the following:

	September 30, 2011	December 31, 2010
Q-Lite Industrial Co., Ltd	$40,679	$-
Liu, Xiangjun	-	2,269
Total	$40,679	$2,269

The receivable from Q-Lite industrial Co., Ltd. represents a trade receivable of products sold to Q-Lite industrial Co., Ltd. during the nine months ended September 30, 2011.

The receivable from Mr. Liu, Xiangjun represents advance to her for regular business expense paid by her on behalf of the Company. The amount is non-secured, non-interest bearing, and is considered to be short-term. The due from balance was repaid during the first quarter of 2011 and no loans to Liu, Xiangjun are outstanding at September 30, 2011.

Due to related parties

Due to related party consists of the following:

	September 30, 2011	December 31, 2010
Q-Lite Industrial Co., Ltd	$-	$4,474
Wu, Henian	930,376	902,335
Wang, Zongfu	387,693	376,008
Huang, Junbiao	192,494	186,692
Others	15,606	15,606

Total	$1,526,169	$1,485,115

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

A reconciliation between the income tax computed at the PRC statutory rate and the Company's provision for income tax is as follows:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-10.0%	-10.0%	-10.0%	-10.0%
Other	-2.6%	-0.5%	-1.0%	-0.3%
Provision for income tax	12.4%	14.5%	14.0%	14.7%

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

As of September 30, 2011, the Company collected total proceeds of $16,000,000 and issued 8,000,000 shares of preferred stock to CDIB and ZTE.

NOTE 10: COMMON STOCK WARRANTS

As of September 30, 2011 and December 31, 2010, there were 2,743,000 warrants with an exercise price of $1.60 per share outstanding and 658,320 warrants with an exercise price of $1.25 per share outstanding. No warrants were issued or cancelled during the nine months ended September 30, 2011.

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

During the three months ended September 30, 2011, the reset provision of warrants to purchase common stock expired. These warrants were previously accounted for as liabilities under ASC 815. As a result of the expiration, the Company recorded a gain on change in fair value of derivative liability for three months ended September 30, 2011 to reduce the warrant liabilities to $0.

NOTE 12: REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

	For Nine Months Ended September 30,
	2011	2010
United States	$630,051	$374,484
Germany	168,042	117,041
Ukraine	37,667	167,494
Russia	9,544	-
South Africa	-	4,829
Japan	-	22,282
Australia	15,258	10,900
Taiwan	41,832	110,312
Hong Kong	2,533,194	1,808,612
Malaysia	11,139	-
Romania	17,144	-
South Korea	243,713	194,611
China	67,029,722	43,668,855

Total	$70,737,306	$46,479,420

NOTE 13: RECONCILIATION OF EARNINGS PER SHARE

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income available to common stockholders	$10,711,981	$3,853,393	$3,659,819	$3,050,815
Denominator:
Weighted-average shares outstanding for earnings per share, basic	36,888,000	34,426,418	36,888,000	36,888,000
Effect of dilutive securities:
Common stock warrants	-	242,714	-	25,320
Weighted-average shares outstanding for earnings per share, diluted	36,888,000	34,669,132	36,888,000	36,913,320
Net income per share:
Basic	$0.29	$0.11	$0.10	$0.08
Diluted	$0.29	$0.11	$0.10	$0.08

NOTE 14: TMK HUBEI

On July 14, 2011, TMK Shenzhen set up its wholly owned subsidiary, Hubei TMK Battery Co., Ltd. (“TMK Hubei”) in the City of Xiangyang, Province of Hubei, PRC with a registered and invested capital of RMB 10,000,000 (approximately $1,546,500). The Company plans to construct a production base in Xiangyang including manufacturing facility, a research and development center and distribution center. The Company made a deposit of RMB 19.9M (approximately $3,058,630) to Administrative Committee of Xiangyang High-Tech Development Zone as a deposit for purchase of land-use right used for production base.

Construction in Process

On July 15, 2011, TMK Hubei entered into a construction contract with Beilong Construction Group Co., Ltd. (“Beilong”) to start the ground infrastructure construction in the City of Xiangyang in preparation for the construction of TMK Hubei’s production base. The estimated cost of the ground infrastructure construction project per the agreement is RMB 16,666,750 (approximately $2,599,013) and TMK Hubei has made a payment of RMB 10,996,000 (approximately $1,700,531) in July 2011.

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

More recently, we have developed a working prototype of a hybrid electric vehicle battery pack and are producing sample cells for testing for an electric vehicle battery pack. To expand our business into the hybrid electric vehicle and electric vehicle markets, we plan to establish an advanced power battery research and development center, set up a battery-production base for small scale testing and production and establish a cooperation application demonstration point with 1-3 vehicle producers to lay a solid foundation for the approval of the project and for the support of the government. We are also actively seeking opportunities to expand into the Lithium-Ion battery space. We have a lithium battery patent and some customers who are the purchasers of both nickel-metal hydride battery and Lithium-Ion battery. Therefore, we are searching for the potential acquiree to develop our production capacity to meet the demand of our customers and to grow our business, and have signed the purchase agreement with Dongfang HuaLian, a lithium ion battery manufacturer, discussed under Item 5 “Other Information” In addition, we have been actively seeking opportunities to design and distribute batteries for use in telecommunications, traffic control, and traffic lighting applications. We have developed working prototypes of both nickel-metal hydride battery and Lithium-Ion battery and sent to our customers for testing.

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

Third Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter:

Revenue: Revenue increased $8.9 million, or 54.1%, to $25.4 million for the three months ended September 30, 2011, from $16.5 million for the same period in 2010.

Gross Profit: Gross profit increased $1.2 million, or 30.2%, to $5.3 million for the three months ended September 30, 2011, from $4.1 million for the same period in 2010.

Income from operations: Income from operations increased $0.6 million, or 20%, to $3.7 million for the three months ended September 30, 2011, from $3.1 million for the same period last year.

Fully diluted net income per share: Fully diluted net income per share was $0.10 for the three months ended September 30, 2011, as compared to fully diluted net income per share of $0.08 for the same period last year.

Recent Development

On July 14, 2011, TMK Shenzhen set up its wholly owned subsidiary, Hubei TMK Battery Co., Ltd., in Hubei province, China. The subsidiary is expected to become a manufacturing center for the Company. The Company plans to construct a production base in Hubei including a manufacturing facility, a research and development center and a distribution center.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

(All amounts, other than percentages, are in U.S. dollars)

	For the Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue
Sales revenue	$25,372,870		$16,460,230
Cost of goods sold	(20,096,270)	-79.2%	(12,407,686)	-75.4%
Gross profit	5,276,600	20.8%	4,052,544	24.6%
Operating costs and expenses
Selling expenses	431,395	1.7%	435,879	2.6%
Depreciation	62,181	0.2%	64,927	0.4%
Other general and administrative expenses	412,387	1.6%	356,844	2.2%
Research and development	263,796	1.0%	156,729	1.0%
Total operating costs and expenses	1,169,759	4.6%	1,014,379	6.2%
Income from operations	4,106,841	16.2%	3,038,165	18.5%
Interest expense	(524,982)	-2.1%	(318,540)	-1.9%
Change in fair value of derivative liability	563,117	2.2%	627,803	3.8%
Other income (expense), net	32,958	0.1%	(168)	0.0%
Total other income	71,093	0.3%	309,095	1.9%
Income before income tax	4,177,934	16.5%	3,347,260	20.3%
Income tax expense	(518,115)	-2.0%	(296,445)	-1.8%
Net Income	$3,659,819	14.4%	$3,050,815	18.5%

Revenues. We derive revenues from the sale of environmentally-friendly Ni-MH rechargeable batteries. We had revenues of $25.4 million for the three months ended September 30, 2011, an increase of $8.9 million, or 54.1%, compared to $16.5 million for the three months ended September 30, 2010. The increase was due to an increase of new customers, increased demand from existing customers, and increased production. We increased our sales forces and penetrated into some new markets. We also increased promotion in order to stimulate sales.

Cost of Goods Sold. Our cost of goods sold includes the direct costs of our raw materials as well as the cost of labor and overhead. In the three months ended September 30, 2011, our cost of goods sold increased by 62%, from $12.4 million to $20.1 million, compared to the 2010 period. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our sales revenue. Higher COGS was due to lower selling prices even though sales volume increased and to higher raw material cost.

Gross Profit and Gross Margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $1.2 million, or 30.2%, to $5.3 million in the three months ended September 30, 2011, from $4.1 million in the same period in 2010. The increase of gross profit is primarily due to the growth of sales revenue. Our gross margin was 20.8% in the third quarter of 2011, as compared to a 24.6% gross margin in the same period last year.

Selling Expenses. Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, cost of advertising, promotion, business travel, after-sale support, transportation costs and other sales related costs. Our selling expenses for the three months ended September 30, 2011 was $431,395, which remained consistent with our $435,879 in selling expenses for the 2010 period.

General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. General and administrative expenses increased $52,797, or 12.5%, to $474,568 in the three months ended September 30, 2011, from $421,771 in the same period of 2010. The increase is due to the reason that we cut some general and administrative staff and increased more Key Performance Indicators standards to valuate employees and align their salaries with their performance which valuated by their management each month.

Research and Development Expenses. Our research and development expenses consist of the costs associated with research and development personnel and expense in research and development projects. Our research and development expenses increased $107,067, or 68.3%, to $263,796 in the three months ended September 30, 2011, from $156,729 in the 2010 period, due to the Company’s increased investment in research and development. We increased the size of the research and development team and focused on providing products differentiate from our competitors. We also received more patent approvals from Chinese governments during this quarter.

Interest Expense. Interest expense increased $206,442, or 64.8%, to $524,982 in the three months ended September 30, 2011, from $318,540 in the 2010 period. The increase in interest expense is due to the fact that we borrowed more bank loans in the three months ended September 30, 2011, compared to the same period in 2010. This is consistent with the increase in the balance of our bank loans outstanding at September 30, 2011, compared to September 30, 2010.

Change in Fair Value of Derivative Liability. We granted a total of 3,401,320 warrants in connection with our private placement in February 2010. Due to the reset provision included in our warrant agreements, warrants are classified as derivative liability. The gain from change in fair value of derivative liability for the three months ended September 30, 2010 represents the difference of fair value between March 31, 2010 and September 30, 2010. During the three months ended September 30, 2011, the reset provision of warrants to purchase common stock expired. As a result of the expiration, the Company recorded a gain on change in fair value of derivative liability for three months ended September 30, 2011 to reduce the warrant liabilities to $0.

Income Before Income Taxes. Our income before income taxes increased $0.8 million or 24.8%, to $4.2 million in the three months ended September 30, 2011, from $3.3 million for the 2010 period. The increase is primarily attributable to the increased gross profit.

Net Income. As a result of the foregoing factors, our net income was $3.7 million for the three months ended September 30, 2011, as compared to $3.1 million for the three months ended September 30, 2010.

For the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)

	For The Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue
Sales revenue	$70,737,306		$46,479,420
Cost of goods sold	(54,811,232)	-77.5%	(35,888,821)	-77.2%
Gross profit	15,926,074	22.5%	10,590,599	22.8%

Operating costs and expenses
Selling expenses	1,259,656	1.8%	1,168,685	2.5%
Depreciation	184,478	0.3%	131,506	0.3%
Other general and administrative expenses	1,346,217	1.9%	2,991,466	6.4%
Research and development	647,893	0.9%	650,123	1.4%
Total operating costs and expenses	3,438,244	4.9%	4,941,780	10.6%
Income from operations	12,487,830	17.7%	5,648,819	12.2%

Interest expense	(1,204,847)	-1.7%	(805,330)	-1.7%
Change in fair value of derivative liability	1,141,118	1.6%	(36,570)	-0.1%
Other income (expense), net	26,486	0.0%	(60,523)	-0.1%
Total other expenses	(37,243)	-0.1%	(902,423)	-1.9%

Income before income tax	12,450,587	17.6%	4,746,396	10.2%
Income tax expense	(1,738,606)	-2.5%	(893,003)	-1.9%
Net Income	$10,711,981	15.1%	$3,853,393	8.3%

Revenue. Our sales revenue increased to $70.7 million in the nine months ended September 30, 2011 from $46.5 million in the same period in 2010, representing a 52.2% increase period-over-period. The increase in revenue is due to the increase in customer demand for our products during the 2011 period.

Cost of Goods Sold. Our cost of sales increased $18.9 million, or 52.7%, to $54.8 million in the nine months ended September 30, 2011 from $35.9 million in the same period in 2010. The increase of cost of sales is consistent with the growth rate of our sales revenue from period to period.

Gross Profit. Our gross profit increased $5.3 million, or 50.4%, to $15.9 million in the nine months ended September 30, 2011 from $10.6 million in the same period in 2010. The increase of gross profit is primarily due to growth of our sales revenue. Our gross margin was 22.5% in the 2011 third quarter, as compared to 22.8% in the same period last year.

Operating Expense. Operating expense was $3.4 million in the nine months ended September 30, 2011, compared to $4.9 million in the same period last year. The decrease is primarily due to $1.77 million of merger cost incurred in second quarter in 2010 in connection with our acquisition of TMK. Excluding this factor, our operating expense remained consistent period over period.

Income Before Income Taxes. Our income before income taxes increased by 162.3%, to $12.5 million in the nine months ended September 30, 2011, from $4.7 million in the same period in 2010. The increase is primarily due to the increased gross profit, decreased operating expenses and a gain from change in fair value of derivative liability. Gross profit for the first quarter in 2010 was mainly offset by a one-time $1.77 million merger cost and additional welfare and bonus payments made in the second quarter of 2010.

Income Taxes. We incurred $1.7 million income tax expenses in the nine months ended September 30, 2011, as compared to $0.9 million in the same period in 2010. The increase in income taxes is primarily due to increased income before income tax.

Net Income. Net income was $10.7 million for the nine months ended September 30, 2011, an increase of $6.8 million, or 178%, compared to $3.9 million for the same period in 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $1.6 million, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(All amounts in U.S. dollars)

	For the Nine Months Ended
	September 30,
	2011	2010

Net cash provided by (used in) operating activities	(1,526,794)	323,996
Net cash used in investing activities	(20,492,089)	(6,243,190)
Net cash provided by financing activities	23,312,362	11,142,820
Effect of exchange rate changes on cash	(2,427)	7,032
Net increase in cash and cash equivalents	1,291,052	5,230,658

Cash and cash equivalents, beginning of period	356,871	185,590
Cash and cash equivalents, end of period	$1,647,923	$5,416,248

Operating Activities

Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2011, as compared to $0.3 million net cash provided by operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in prepaid expenses and inventory, partially offset by the increase in net income.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $20.5 million, as compared to $6.2 million net cash used in investing activities for the same period of 2010. The increase of net cash used in investing activities was mainly attributable to $9.2 million short-term investment in time deposit with various financial institutions, $3.1 million of deposit made for purchase of land-use right in our acquisition of Hubei, $5.5 million of loans made to others such as Hualian partially offset by the decrease in the deposit for Hualian acquisition.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $23.3 million, as compared to $11.1 million net cash provided by financing activities for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to $16 million cash received in connection with the subscription and issuance of 8,000,000 shares of preferred stock to certain accredited investors during the second quarter of 2011, as compared to net proceeds of $9.7 million received from two private placements in the first and second quarters of 2010, as well as an increase of approximately $6.3 in borrowing from bank loans.

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

Loan Commitments

As of September 30, 2011, the amount, maturity date and term of each of our bank loans were as follows:

Bank	Amount*	Interest Rate	Maturity Date	Duration
DBS Bank	$1,443,131	7.60%	Various	165 Days
Industrial Bank	1,559,400	8.54%	November 19, 2011	4 Months
China Construction Bank Shenzhen Branch	12,475,200	7.04%	May 15, 2014	3 Years
Bank of China Shenzhen Branch	5,676,216	5.95%	August 13, 2012	3 Years
DBS Bank	993,201	7.02%	November 15, 2012	3 Years
Bank of Shanghai Shenzhen Branch	6,861,360	5.51%	June 28, 2013	3 Years
Total	$29,008,508

________________
* Calculated based on the exchange rate of $1 = RMB 6.41272

On November 22, 2010, Borou obtained a six-month term loan in the amount of RMB 9,000,000 (or approximately $1,361,160) from Industrial Bank Co., Ltd. bearing interest at 6.116% with maturity date on May 22, 2011, which had been fully paid off by the Company prior to June 30, 2011. This loan was borrowed under a line of credit in the amount of RMB 10,000,000 (approximately $1,512,400) that is available from November 19, 2010 to November 19, 2011. The unused line of credit amounted to $1,546,500 and $151,240 at September 30, 2011 and December 31, 2010, respectively.

On March 23, 2011, TMK Shenzhen entered into a credit agreement from DBS Bank (China) Limited Shenzhen Branch (“DBS”) to obtain a line of credit in the amount of RMB 10,000,000 (approximately $1,522,000) in the form of AR factoring. The loan bears interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan. Based on the loan agreement, each borrowing should be repaid within 165 days of invoice date. The agreement has not specified an expiration date. The unused line of credit amounted to $116,269 at September 30, 2011.

On July 7, 2011, Borou obtained a four-month term loan in the amount of RMB 10,000,000 (or approximately $1,559,400) from Industrial Bank Co., Ltd. bearing interest at approximately 140% of the prevailing PRC prime rate (“prime rate”) at the time of the loan with maturity date on November 19, 2011. The loan with Industrial Bank Co., Ltd. is secured by Borou’s accounts receivable with fair value of RMB12,633,480 (approximately $1,970,065) and the loan proceeds were fully received in July, 2011.

On November 16, 2009, TMK Shenzhen obtained a three-year term loan from DBS Bank (China) Limited Shenzhen Branch (“DBS”) in the amount of RMB 15,300,000 (approximately $2,237,778) bearing interest at approximately 130% of the prevailing PRC prime rate (“prime rate”) at the time of the loan (approximately 7.02% per annum) paid monthly. The loan can only be used for equipment purchase (RMB 11,318,500) and working capital purpose (RMB 3,981,500). Based on the agreement, DBS has right to request the Company to repay the outstanding balance immediately if the Company does not meet any of the following: (a) the Company should provide audited financial within six months of year-end; (b) the Company cannot pledge its account receivables to any other third parties without DBS permission; (c) the Company's account receivable settlements (cash collections) should be maintained at RMB 40,000,000 (approximately $5,850,400) annually and RMB 10,000,000 (approximately $1,462,600) quarterly. The Company did not violate any of the above covenants as of and for the nine months ended September 30, 2011.

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

On June 22, 2010, TMK Shenzhen obtained a three-year term loan from Shanghai Bank Shenzhen Branch (“SHB”) in the amount of RMB 50,000,000 (approximately $7,562,000) bearing interest at 5.508% annually with maturity date on June 28, 2013. Pursuant to the loan agreement, the principal needs to be paid at a fixed amount of RMB 2,000,000 (approximately $320,480) starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for the purchase of production materials only. If violated, the interest rate will be increased to 200% of the prime rate. The agreement also requires that during the 12-month period after signing of the loan agreement, the Company needs to generate international sales of no less than RMB 50 million (approximately $7,562,000) and domestic sales of no less than RMB 100 million (approximately $15,124,000). The loan is guaranteed by Dongguan Yikang Metal Material Company’s properties and Mr. Wu, Henian’s personal property. The Company did not violate any of the above covenants as of and for the nine months ended September 30, 2011.

On August 05, 2009, Borou obtained a three-year term loan from Bank of China Shenzhen Branch (“BOC”) in the amount of RMB 40,000,000 (approximately $5,850,400) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan (approximately 5.94% per annum) paid monthly. Pursuant to the loan agreement, the loan can only be used for working capital purposes (RMB 20,000,000) and fixed asset purchases (RMB 20,000,000). If violated, a penalty will be charged 100% interest rate on the violated amount. The loan is guaranteed by TMK Shenzhen and secured by Mr. Wu Henian, Mr. Huang Junbiao, and Mr. Wang Zongfu's ownerships in TMK Shenzhen. In addition, the loan is secured by property owned by Deli Investment Limited Co. with fair value of RMB 20,000,000 (approximately $2,925,200) and one of Borou's properties with fair value of RMB 20,000,000 (approximately $2,925,200). Based on the loan agreement, BOC also has the right to request the Company to repay the outstanding balance immediately if Borou does not meet any of the following: (a) Borou cannot distribute any bonus or dividend if it incurs an after-tax loss, or its pretax net income is not significant enough to pay for its prior year loss. Any pretax net income should be used to pay off principal and interests; (b) Borou should pay off the bank before it pays off borrowing from its shareholders and other debt; (c) Fixed asset purchase loans can only be used for equipment purchases. The proceeds will be sent to the equipment vendor directly. Any new equipment purchased under the loan should be added to bank collateral 30 days after a payment is made; (d) Prior to loan payoff date, Borou should maintain monthly purchase settlements of not less than RMB 8,000,000 (approximately $1,170,080) with the bank (note purchase settlements are accounted for as the total of each cash-in and cash-out transaction amounts). Borou did not violate any of the above covenants as of and for the nine months ended September 30, 2011. In accordance with the loan agreement, Borou also agreed to pay RMB 1,200,000 of bank charge in three years with annual bank charge of RMB 400,000 made prior to August 30 each year.

On May 16, 2011, TMK Shenzhen obtained a three-year term loan from China Construction Bank Shenzhen Branch (“CCB”) in the amount of RMB 80,000,000 (approximately $12,372,000) bearing interest at approximately 110% of the prevailing prime rate at the time of the loan. Pursuant to the loan agreement, the principal needs to be made as installment starting from the 13th month until maturity date. In the event the Company defaults on the loan, the interest rate will be increased to 150% of the prime rate. In addition, the loan should be used for working capital purpose only. If violated, the interest rate will be increased to 200% of the prime rate and the penalty will be computed at 14.08% of violated amount. Pursuant to the loan agreement, TMK Shenzhen is required to maintain its debt ratio to be less than 70%. The terms of the loan also called for a deposit of RMB 2,400,000 (approximately $371,160) to Shenzhen General Chamber of Commerce (SGCC) to secure the loan until the term loan is repaid in full (see Note 6). The loan with CCB is personally guaranteed by Mr. Wang, Zongfu, Mr. Huang, Junbiao, Mr. Wu, Zongfu and secured by the Company’s equipment with cost of RMB 45,035,320 (approximately $6,964,700) and the Company’s property with fair value of RMB 10,380,000 (approximately $1,605,300). The loan is also co-guaranteed by Shenzhen DongFang Hualian Technology Ltd. (“Hualian”) and Shenzhen Junyuda Investment Ltd. (“Junyuda”) and secured by Junyuda’s property with fair value of RMB 44,170,000 (approximately $6,830,900). The Company did not violate any of the above covenants as of and for the nine months ended September 30, 2011.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Xiangjun Liu, and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Liu and Mr. Chang, determined that, as of September 30, 2011, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2011, the management concluded that: (1) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (2) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

As of September 30, 2011, our management is still in the process of implementing remediation procedures to improve internal controls over financial reporting. We have already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. We are also in the process of implementing a rigorous process for collecting and reviewing information required for the preparation of the financial statements to meet our public accounting obligations according to U.S. GAAP and the SEC’s rules and regulations with the support from the board and additional personnel experienced in U.S. GAAP and the SEC’s rules to be hired. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Xiangjun Liu, and our Chief Financial Officer, Mr. Jin Hu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Liu and Mr. Chang, determined that, as of September 30, 2011, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2011, the management concluded that: (1) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (2) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

As of September 30, 2011, our management is still in the process of implementing remediation procedures to improve internal controls over financial reporting. We have already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. We are also in the process of implementing a rigorous process for collecting and reviewing information required for the preparation of the financial statements to meet our public accounting obligations according to U.S. GAAP and the SEC’s rules and regulations with the support from the board and additional personnel experienced in U.S. GAAP and the SEC’s rules to be hired. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

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

CHINA TMK BATTERY SYSTEMS INC.

Dated: November 21, 2011	/s/ Xiangjun Liu
Xiangjun Liu
Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2011	/s/ Jin Hu
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